Form 10-Q
period 1994-02-12
SUPER FOOD SERVICES INC
filed 1994-03-28
CIK 95504

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

____

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  X
____                OF THE SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended February 12, 1994


                                      OR

____

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

____                OF THE SECURITIES EXCHANGE ACT OF 1934



           For the transition period from __________ to ____________


                        COMMISSION FILE NUMBER 2-14466
                                     _____

                           SUPER FOOD SERVICES, INC.
            (Exact name of registrant as specified in its charter)


            DELAWARE                                          36-2407235
 (State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                    3233 Newmark Drive, Dayton, Ohio 45342
         (Address of principal executive offices, including zip code)

                                (513) 439-7500
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At February 12, 1994, there were 10,948,814 Common Shares, $1.00 par value per share, of the issuer's Common Shares outstanding.

                  SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                             For the Quarter Ended
                               February 12, 1994


                                                                          Page

PART I.   FINANCIAL INFORMATION

Item 1.

     Financial Statements:

          Consolidated Summary Balance Sheets -- February 12, 1994,
          February 13, 1993 and August 28, 1993. . . . . . . . . . . . . . 3

          Consolidated Summary Statements of Income -- Twelve Weeks
          Ended February 12, 1994 and February 13, 1993. . . . . . . . . . 5

          Consolidated Summary Statements of Income -- Twenty-Four
          Weeks Ended February 12, 1994 and February 13, 1993. . . . . . . 6

          Consolidated Summary Statements of Cash Flows -- Twenty-
          Four Weeks Ended February 12, 1994 and February 13, 1993 . . . . 7

          Notes to Consolidated Financial Statements . . . . . . . . . . . 8

Item 2.

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .12


Part II.  OTHER INFORMATION

Item 6.

     Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .15
/TABLE

                                                                                           3
                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    Super Food Services, Inc. and Subsidiaries
                       Consolidated Summary Balance Sheets
             February 12, 1994, February 13, 1993, and August 28, 1993

                                                 Feb. 12, 1994  Feb. 13, 1993  Aug. 28, 1993
                                                -------------- -------------- --------------
ASSETS
Current Assets:
  Cash                                          $   6,017,753  $   5,239,473  $  14,402,491
                                                -------------- -------------- --------------
  Receivables:
    Retailer-trade                                 69,036,957     66,644,183     58,712,287
            -notes (current portion)                4,733,487      4,673,487      4,733,487
    Suppliers and miscellaneous                     8,443,945      8,378,260      8,302,537
                                                -------------- -------------- --------------
                                                   82,214,389     79,695,930     71,748,311
    Less-Allowance for doubtful accounts           (8,352,940)    (6,949,762)    (7,312,578)
                                                -------------- -------------- --------------
        Net Receivables                            73,861,449     72,746,168     64,435,733
                                                -------------- -------------- --------------
  Merchandise inventory                            77,091,017     84,042,846     65,161,994
                                                -------------- -------------- --------------
  Future tax benefits                               1,709,327      3,834,000      1,709,327
                                                -------------- -------------- --------------
  Prepaid expenses                                  6,477,980      8,884,728      6,837,306
                                                -------------- -------------- --------------
          Total Current Assets                    165,157,526    174,747,215    152,546,851

Notes Receivable-Retailers (long-term portion)     17,857,748     14,866,204     17,969,344

Land, Buildings and Equipment, net                 57,417,594     52,349,865     51,558,037

Future Tax Benefits                                 5,709,981      7,057,575      5,709,981

Other Assets                                       20,249,010      9,727,864     20,453,526
                                                -------------- -------------- --------------
          Total Assets                          $ 266,391,859  $ 258,748,723  $ 248,237,739
                                                ============== ============== ==============

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.















                                                                                           4
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 Feb. 12, 1994  Feb. 13, 1993  Aug. 28, 1993
                                                -------------- -------------- --------------
Current Liabilities:
  Accounts payable                              $  38,748,429  $  36,634,063  $  34,742,525
  Notes payable to banks                           14,000,000     18,000,000              0
  Current maturities of long-term notes
    and mortgages payable                           2,657,000      2,657,000      2,657,000
  Current maturities of obligations under
    capitalized leases                              1,013,407        843,446      1,013,407
  Current portion of Florida closing liabilities    2,100,000      8,223,000      2,100,000
  Other current liabilities                        15,876,591      7,864,164     14,475,075
                                                -------------  -------------  -------------
          Total Current Liabilities                74,395,427     74,221,673     54,988,007

Long-term Notes and Mortgages Payable              32,586,569     35,366,992     34,866,212

Obligations Under Capitalized Leases               24,818,823     15,702,335     25,418,226

Long-term Florida Closing Liabilities               4,223,962      9,419,006      5,324,006
                                                -------------  -------------  -------------
          Total Liabilities                       136,024,781    134,710,006    120,596,451
                                                -------------  -------------  -------------
Shareholders' Equity:
  Common Shares, par value $1.00,
    35,000,000 shares authorized                   10,948,814     10,891,293     10,906,311
  Paid-in capital                                  29,407,949     28,903,400     29,004,171
  Retained earnings                                90,010,315     84,244,024     87,730,806
                                                -------------  -------------  -------------
          Total Shareholders' Equity              130,367,078    124,038,717    127,641,288
                                                -------------  -------------  -------------
Total Liabilities and Shareholders' Equity      $ 266,391,859  $ 258,748,723  $ 248,237,739
                                                =============  =============  =============

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.

























                                                                          5
                  SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

                  Consolidated Summary Statements of Income

      For the Twelve Weeks Ended February 12, 1994 and February 13, 1993
                                                     1994           1993
                                                -------------  -------------
Sales and Other Income                          $ 257,424,766  $ 262,479,755
                                                -------------  -------------
Cost and Expenses:

   Cost of Sales                                  245,699,172    251,002,963

   Selling, General and Administrative Expenses     7,907,489      7,761,183

   Interest, net                                      598,137        712,692
                                                -------------  -------------

          Total Costs and Expenses                254,204,798    259,476,838
                                                -------------  -------------

Income Before Income Taxes                          3,219,968      3,002,917

Provision for Income Taxes                          1,234,889      1,186,518
                                                -------------  -------------

Net Income Applicable to Common Shares          $   1,985,079  $   1,816,399
                                                =============  =============

Weighted Average Number of Common
   Shares outstanding                              10,948,814     10,891,293
                                                =============  =============

Earnings Per Common Share                       $        0.18  $        0.17
                                                =============  =============

Dividends Declared Per Common Share             $         .09  $        .085
                                                =============  =============

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.




















                                                                          6
                  SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

                  Consolidated Summary Statements of Income

      For the Twenty-Four Weeks Ended February 12, 1994 and February 13, 1993
                                                     1994           1993
                                                -------------  -------------
Sales and Other Income                          $ 528,556,791  $ 545,082,285
                                                -------------  -------------
Cost and Expenses:

   Cost of Sales                                  504,733,590    521,980,520

   Selling, General and Administrative Expenses    15,615,929     15,171,183

   Interest, net                                    1,282,440      1,528,595
                                                -------------  -------------

          Total Costs and Expenses                521,631,959    538,680,298
                                                -------------  -------------

Income Before Income Taxes                          6,924,832      6,401,987

Provision for Income Taxes                          2,678,491      2,524,230
                                                -------------  -------------

Net Income Applicable to Common Shares          $   4,246,341  $   3,877,757
                                                =============  =============

Weighted Average Number of Common
   Shares outstanding                              10,936,670     10,891,293
                                                =============  =============

Earnings Per Common Share                       $        0.39  $        0.36
                                                =============  =============

Dividends Declared Per Common Share             $         .18  $         .17
                                                =============  =============

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.




















                                                                            7
                  SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
                 Consolidated Summary Statements of Cash Flows
      For the Twenty-Four Weeks Ended February 12, 1994 and February 13, 1993
                                                     1994           1993
                                                -------------  -------------
CASH PROVIDED BY (USED FOR) OPERATIONS:
  Net Income                                    $   4,246,341  $   3,877,757

  Items not affecting cash--
    Depreciation and amortization                   3,442,577      3,309,706
  Current items (excluding cash and notes
    payable)--
      Receivables                                  (9,425,716)    (4,067,091)
      Merchandise Inventory                       (11,929,023)   (18,124,598)
      Prepaid expenses and other                      359,326       (390,267)
      Accounts payable                              4,005,904      1,889,779
      Other current liabilities                     1,431,864     (2,094,375)
      Florida Closing Liabilities                  (1,100,044)    (1,265,924)
                                                -------------- --------------
               NET CASH USED FOR OPERATIONS        (8,968,771)   (16,865,013)
                                                -------------- --------------

CASH PROVIDED BY (USED FOR) INVESTMENTS:
  Additions of property, equipment and
    direct financing leases                        (9,127,965)    (1,210,393)
  Proceeds from sale of equipment                           0        967,000
  Increase in long-term notes receivable           (1,681,234)    (2,997,975)
  Payments on long-term notes receivable            1,792,829      2,082,522
                                                -------------- --------------
               NET CASH USED FOR INVESTMENTS       (9,016,370)    (1,158,846)
                                                -------------- --------------

CASH PROVIDED BY (USED FOR) FINANCING:
  Notes payable to banks                           14,000,000     13,000,000
  Payments on term debt and capital leases         (2,879,046)    (2,910,940)
  Proceeds from Stock Purchase Plan/
    Stock Option Plan                                 446,281              0
  Purchase of Preferred Shares                              0       (566,534)
  Cash dividends                                   (1,966,832)    (1,851,398)
                                                -------------- --------------
               NET CASH PROVIDED BY FINANCING       9,600,403      7,671,128
                                                -------------- --------------

INCREASE (DECREASE) IN CASH                        (8,384,738)   (10,352,731)

CASH, BEGINNING OF YEAR                            14,402,491     15,592,204
                                                -------------- --------------

CASH, END OF PERIOD                             $   6,017,753  $   5,239,473
                                                ============== ==============

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.

                                                                                                8


                           Super Food Services, Inc. and Subsidiaries

                           Notes to Consolidated Financial Statements


1.    Financial Statements -

        The condensed financial statements included herein have been prepared by the
        Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


2.    Accounting Policies -

        The interim financial information presented in this report has been prepared in accordance with the accounting policies described in the Notes to the Company's financial statements filed on the most recent Form 10-K.  While management believes that the procedures followed in the preparation of interim information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accomplished later in the fiscal year.
        Examples of such estimates (none individually significant) include unpaid expenses not invoiced and pension costs.  In addition, an amount is expensed ratably for possible inventory shrinkage (based on prior experience and is adjusted to actual twice during the fiscal year) and to adjust the LIFO reserve
        (based upon the Company's best estimate of inflation to date).

        The information included in this Form 10-Q reflects all adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair statement of the results of operations for the period presented.


3.    Reclassifications -

        Certain reclassifications have been made to prior years' amounts to make them comparable with the classifications of such amounts for fiscal year 1994.


4.    Early Retiree Health Care Benefits -

        The Company provides early retiree health care benefits to certain employees who retire from the Company after January 1, 1989.  These early retirees generally must have attained age 55 with 15 years of continuous service to be eligible for health care benefits.  These benefits are subject to deductibles, copayment provisions and other limitations.  Generally, Company-provided health care benefits terminate when covered individuals become eligible for
        Medicare benefits or reach age 65, whichever comes first.  The Company reserves the right to change or terminate such benefits at any time.  In addition, certain union employees of the Company will continue to be covered by collec-
        tively bargained multi-employer plans.  Costs under these plans are recognized as expense when paid.

        Prior to fiscal 1994, all early retiree health care benefit costs were recognized as expense when paid and amounted to $46,000 and $93,000 in the twelve weeks and twenty-four weeks ended February 13, 1993, respectively.

        The Company adopted the new method of accounting for post-employment benefits (Financial Accounting Standards No. 106) effective August 29, 1993.
        This new standard requires that the expected cost of these benefits be charged to expense during the years that the employees render service.  This is a signifi-
        cant change from the Company's current policy of recognizing these costs on the cash basis.  The Company has chosen to amortize the transition obligation over
        20 years, which is longer than the average remaining service life of the partici-
        pants.  Company management has obtained its SFAS No. 106 liability from an actuary based on the current provisions of such plans.  These plans are unfunded.  The Company's Transition Obligation at August 29, 1993 was $2.5
        million (pre-tax) and was based upon the following key assumptions:

        Weighted average discount rate:             7.5

        Retirement rates:                           Varies from 2% to 5% per year
                                                    between Ages 55 through 61.

                                                    Increases up to 10% to 25% per year
                                                    between Ages 62 through 64.

        Health care costs trend rates:              12% for Fiscal 1994 and decreasing
                                                    ratably to 4.5% by Fiscal 2001.

        A one percentage point change in the assumed health care costs trend rate would change the Transition Obligation by approximately $300,000.


        The Company's annual expense to be recognized in accordance with SFAS
        No. 106 is approximately $400,000 for fiscal 1994.  Expense related to SFAS
        No. 106 amounted to approximately $121,000 and $228,000 for the twelve weeks and twenty-four weeks ended February 12, 1994, respectively.  The new account-
        ing method will have no effect on the Company's cash outlays for retiree benefits.


5.    Income Taxes -

        During the first quarter of fiscal 1994, the Company adopted Statement of
        Financial Accounting Standards No.109 (SFAS No. 109), "Accounting for
        Income Taxes".  This statement requires deferred tax recognition for all tempo-
        rary differences in accordance with the liability method and requires adjustment of deferred tax assets and liabilities for enacted changes in tax laws and rates.
        Prior to the implementation of SFAS No. 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11.  As permitted under the SFAS No. 109, prior years' financial statements have not been restated
        to reflect the change in accounting method.  The cumulative effect of adopting
        SFAS No. 109 as of August 29, 1993 was not material.  Additionally, the impact of the new standard on the provision for income taxes for the twelve weeks and twenty-four weeks ended February 12, 1994 was immaterial.

        Following are the temporary differences which gave rise to the significant deferred tax assets and liabilities as of August 29, 1993:

                  Florida closing liabilities                            $  3,344
                  Accumulated depreciation                                 (3,195)
                  Leasing activities                                        2,580
                  Insurance accruals                                          911
                  Employee benefits accruals                                  989
                  Bad debts                                                 1,526
                  Inventory activities                                      1,046
                  Other                                                       218
                  Valuation allowance                                         -
                    Total                                                $  7,419
                  Current Future Tax Benefits                            $  1,709
                  Long-Term Future Tax Benefits                          $  5,710


        The Company does not require a valuation allowance as described under SFAS
        No. 109.  In addition, the Company has no operating loss or tax credit carryfor-
        wards.  Company management has not increased its future tax benefit balances for the recent 1% increase in federal tax rates given its projected taxable income levels.


6.    Florida Division Closing -

        In the third quarter of Fiscal 1992, the Company recorded a special pretax charge of $22,986,000 in connection with the closing of the Company's Florida
        Division and the disposition of its assets.  The closing was required as a result of the loss by the Florida Division of its single largest customer, Albertson's,
        Inc., ("Albertsons") which accounted for approximately 85% of the sales of the
        Florida Division.  This charge included provisions primarily for losses incurred on the disposition of the inventory and fixed assets, the estimated portion of the remaining lease obligations and the related operating costs necessary to maintain the Florida warehouse facilities until tenants can be found, litigation costs in connection with the Company's lawsuit against Albertsons, and other costs relating to the closing.  This provision was based on management's best estimate and judgment under the prevailing circumstances but management believes such provision will adequately provide for the costs associated with disposition of the
        Florida assets and operations.

        The Company's lawsuit against Albertsons was filed on March 30, 1992, in the
        Ninth Judicial Circuit Court of Orange County, Florida.  Initially, the Company
        sought to enjoin Albertsons temporarily from proceeding with its plans to self-
        distribute in Florida and to obtain specific performance of Albertsons agreement to purchase the assets of the Florida Division in settlement of the Company's claims against Albertsons.  The Court declined to issue an injunction, holding that the Company had an adequate remedy at law for damages if it proved that
        Albertsons had violated its obligations to the Company, and this decision was affirmed on appeal.  The Company filed an amended complaint seeking mone-
        tary damages for Albertsons breach of the requirements contract between the parties or, in the alternative, damages for Albertsons failure to honor the settlement agreement between the parties.  The discovery phase of the litigation has been completed and the Court has set a trial date of April 5, 1994.


                             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.  All dollar information is in thousands, except per share amounts:

SECOND QUARTER COMPARISONS

                                                        1994             1993           % Change
 Sales and Other Income                                $257,425         $262,480         (1.9%)

This decrease in sales resulted primarily from a sluggish economy, weather, competitive pressures and food price deflation.

                                                        1994             1993           % Change
 Cost of Sales                                         $245,699         $251,003         (2.1%)

Cost of sales includes cost of the products distributed as well as warehouse, delivery and building expenses.  The Company experienced lower cost of sales due to lower sales volumes and slightly higher margins as a result of a favorable shift in product mix.  In addition, the
Company incurred higher warehouse expenses ($110) and higher delivery expenses ($125) due primarily to higher payroll costs caused by the severe weather in its service areas.  Building costs increased ($187) because of higher payroll costs, storage costs and increases in certain real estate taxes.

                                                        1994             1993           % Change
 Selling, general and administrative expenses        $    7,907       $    7,761          1.9%

Expenses increased by $146 due primarily to a higher provision for doubtful accounts ($57) and an increase in the provision for early retiree health care benefits due to compliance with SFAS
No. 106 ($75).

                                                        1994             1993           % Change
 Interest expense                                   $       598      $       713        (16.1%)

Interest expense decreased due to lower interest rates on short-term borrowings as well as lower average borrowing levels of both long-term and short-term debt.


                                                        1994             1993
 Effective tax rate                                      38.4%            39.5%

The Company's effective tax rate decreased because the Company received refunds due to certain favorable tax treatments at the state level.

                                                        1994             1993
 Net Income                                          $    1,985       $    1,816
 Earnings per common share                         $        .18     $        .17

As reported, the Company's earnings to sales ratio increased from .69% in the second quarter of fiscal 1993 to .77% in the second quarter of fiscal 1994.


TWENTY-FOUR WEEKS

                                                        1994             1993           % Change
 Sales and Other Income                                $528,557         $545,082         (3.0%)

The decrease in sales resulted primarily from a sluggish economy, competitive pressures and food price deflation.

                                                        1994             1993           % Change
 Cost of Sales                                         $504,734         $521,981         (3.3%)

Cost of sales includes cost of the products distributed as well as warehouse, delivery and building expenses.  The Company experienced lower cost of sales due to lower sales volume and slightly higher margins as a result of a favorable shift in product mix.  The Company experienced higher warehouse expenses ($18) and higher delivery expenses ($60) due primarily to higher payroll costs.  Building costs increased ($354) because of higher payroll costs, storage costs, real estate taxes and repairs.

                                                        1994             1993           % Change
 Selling, general and administrative expenses         $  15,616        $  15,171          2.9%

Expenses increased by $445 due primarily to higher provision for doubtful accounts ($198) and an increase in the provision for early retiree health care benefits due to compliance with SFAS
No. 106 ($135).

                                                        1994             1993           % Change
 Interest expense                                    $    1,282       $    1,529        (16.2%)

Interest expense decreased due to lower interest rates on short-term borrowing as well as lower average borrowing levels of both long-term and short-term debt.


                                                        1994             1993
 Effective tax rate                                      38.7%            39.4%

The Company's effective tax rate decreased because the Company received refunds due to certain favorable tax treatments at the state level.

                                                        1994             1993
 Net Income                                          $    4,246       $    3,878
 Earnings per common share                         $        .39     $        .36

The Company's earnings to sales ratio increased to .80% from .71% for the twenty-four weeks of fiscal 1994 compared to the twenty-four weeks of fiscal 1993.

                                                As of and for the 24 Weeks
 LIQUIDITY AND                                   in the period ended                 As of
 CAPITAL RESOURCES                             Feb. 12, 1994   Feb. 13, 1993       Aug. 28, 1993

 Cash                                           $  6,018      $    5,239            $14,402
 Working Capital                                  90,763         100,525             97,559
 Long-term debt                                   32,587          35,367             34,867
 Cash provided by (used for) operations           (8,969)        (16,865)
 Cash provided by (used for) investments          (9,016)         (1,159)
 Cash provided by (used for) financing             9,600           7,671

The Company's financial condition remained strong as of February 12, 1994.  The current ratio was 2.22 to 1.

Since fiscal year-end 1993, receivables increased by $9,425 and inventories increased by $11,929 due to the seasonality of the business.  The Company experienced minimal price changes on products distributed during the first twenty-four weeks of fiscal 1994.  To support the higher levels of receivables and inventory, the Company borrowed from its banks an additional
$14,000 since year-end.  In addition, the Company's accounts payable level increased by $4,006 in conjunction with the additional inventory purchases.

Depreciation and amortization of property, equipment and capital leases increased to $3,443 in fiscal 1994 compared to $3,310 in fiscal 1993.  Total capital expenditures for the twenty-four weeks ended February 12, 1994 were $9,128 compared to $1,210 during the first quarter of fiscal 1993.  The increase from the prior year resulted primarily from the Bridgeport warehouse addition ($6,534).  The remaining balance was spent on delivery and other miscellaneous equipment.

The dividend on common shares was increased from $.085 to $.09 effective with the dividend paid on December 15, 1993.
                                                                                               15


                                   PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits:

                  None


            (b)   Reports on Form 8-K:

                  None


                                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Super Food Services, Inc.
                                                       (Registrant)


Date:  March 28, 1994                             By                    /s/ Jack Twyman
                                                                      Jack Twyman
                                                                 Chairman of the Board
                                                               (Chief Executive Officer)



Date:  March 28, 1994                             By                 /s/ Robert F. Koogler
                                                                   Robert F. Koogler
                                                            Senior Vice President-Finance,
                                                           Treasurer and Assistant Secretary
                                                       (Chief Financial and Accounting Officer)