Form 10-Q
period 1994-05-07
SUPER FOOD SERVICES INC
filed 1994-06-20
CIK 95504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

____

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 X
____                OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended May 7, 1994


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

At May 7, 1994, there were 10,948,814 Common Shares, $1.00 par value per share, of the issuer's Common Shares outstanding.

                  SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                             For the Quarter Ended
                                  May 7, 1994


                                                                          Page

PART I.    FINANCIAL INFORMATION

Item 1.

     Financial Statements:

           Consolidated Summary Balance Sheets -- May 7,
           1994, May 8, 1993 and August 28, 1993                           3

           Consolidated Summary Statements of Income --
           Twelve Weeks Ended May 7, 1994 and May 8, 1993                  5

           Consolidated Summary Statements of Income --
           Thirty-Six Weeks Ended May 7, 1994 and May 8,
           1993                                                            6

           Consolidated Summary Statements of Cash Flows --
           Thirty-Six Weeks Ended May 7, 1994 and May 8,
           1993                                                            7

           Notes to Consolidated Financial Statements                      8

Item 2.

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  12


Part II.   OTHER INFORMATION

Item 6.

     Exhibits and Reports on Form 8-K                                     15


                                                                                                 3
                                           PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                        Super Food Services, Inc. and Subidiaries
                                            Consolidated Summary Balance Sheets
                                       May 7, 1994, May 8, 1993 and August 28, 1993

                                                  May 7, 1994       May 8, 1993      Aug. 28, 1993
                                               ----------------  ----------------  ----------------
ASSETS
Current Assets:
  Cash                                         $    7,423,566    $    5,560,922    $   14,402,491
                                               ----------------  ----------------  ----------------
  Receivables:
    Retailer-trade                                 70,276,397        71,466,623        58,712,287
            -notes (current portion)                4,733,487         4,673,487         4,733,487
    Suppliers and miscellaneous                     9,101,492         8,168,719         8,302,537
                                               ----------------  ----------------  ----------------
                                                   84,111,376        84,308,829        71,748,311
    Less-Allowance for doubtful accounts           (8,934,003)       (7,437,822)       (7,312,578)
                                               ----------------  ----------------  ----------------
        Net Receivables                            75,177,373        76,871,007        64,435,733
                                               ----------------  ----------------  ----------------
  Merchandise inventory                            76,575,495        78,680,573        65,161,994
                                               ----------------  ----------------  ----------------
  Future tax benefits                               1,709,327         3,834,000         1,709,327
                                               ----------------  ----------------  ----------------
  Prepaid expenses                                  6,185,717         7,533,400         6,837,306
                                               ----------------  ----------------  ----------------
          Total Current Assets                    167,071,478       172,479,902       152,546,851

Notes Receivable-Retailers (net long-term portion  18,391,512        16,031,396        17,969,344

Land, Buildings and Equipment, net                 59,429,367        50,089,508        51,558,037

Future Tax Benefits                                 5,709,981         7,057,575         5,709,981

Other Assets                                       20,146,751         9,656,533        20,453,526
                                               ----------------  ----------------  ----------------
          Total Assets                         $  270,749,089    $  255,314,914    $  248,237,739
                                               ================  ================  ================

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.















                                                                                                4
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                  May 7, 1994       May 8, 1993      Aug. 28, 1993
                                               ---------------- -----------------  ------------------
Current Liabilities:
  Accounts payable                             $   36,804,329    $   35,708,081    $   34,742,525
  Notes payable to banks                           22,000,000        15,000,000               ---
  Current maturities of long-term notes
    and mortgages payable                           2,657,000         2,657,000         2,657,000
  Current maturities of obligations under
    capitalized leases                              1,013,407           843,446         1,013,407
  Current portion of Florida closing liabilities    2,100,000        10,223,000         2,100,000
  Other current liabilities                        14,460,984         9,599,712        14,475,075
                                               ----------------  ----------------  ----------------
          Total Current Liabilities                79,035,720        74,031,239        54,988,007

Long-term Notes and Mortgages Payable              32,544,337        35,348,312        34,866,212

Obligations Under Capitalized Leases               24,636,945        15,539,495        25,418,226

Long-term Florida Closing Liabilities               3,331,218         5,560,054         5,324,006
                                               ----------------  ----------------  ----------------
          Total Liabilities                       139,548,220       130,479,100       120,596,451
                                               ----------------  ----------------  ----------------
Shareholders' Equity:
  Common Shares, par value $1.00,
    35,000,000 shares authorized                   10,948,814        10,891,293        10,906,311
  Paid-in capital                                  29,407,949        28,903,400        29,004,171
  Retained earnings                                90,844,106        85,041,121        87,730,806
                                               ----------------  ----------------  ----------------
          Total Shareholders' Equity              131,200,869       124,835,814       127,641,288
                                               ----------------  ----------------  ----------------
Total Liabilities and Shareholders' Equity     $  270,749,089    $  255,314,914    $  248,237,739
                                               ================  ================  ================

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.

























                                                                              5
                          SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

                          Consolidated Summary Statements of Income

                    For the Twelve Weeks Ended May 7, 1994 and May 8, 1993
                                                     1994              1993
                                               ----------------  ----------------
Sales and Other Income                         $  253,233,977    $  265,130,462
                                               ----------------  ----------------

   Cost of Sales                                  241,477,283       253,681,298

   Selling, General and Administrative Expenses     8,099,019         7,832,592

   Interest, net                                      624,937           865,160
                                               ----------------   ---------------

          Total Costs and Expenses                250,201,239       262,379,050
                                               ----------------  ----------------

Income Before Income Taxes                          3,032,738         2,751,412

Provision for Income Taxes                          1,209,858         1,028,677
                                               ----------------  ----------------

Net Income Applicable to Common Shares         $    1,822,880    $    1,722,735
                                               ================  ================

Weighted Average Number of Common
   Shares outstanding                              10,948,814        10,891,293
                                               ================  ================

Earnings Per Common Share                      $         0.17    $         0.16
                                               ================  ================

Dividends Declared Per Common Share            $          .09    $         .085
                                               ================  ================

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.




















                                                                              6
                      SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Summary Statements of Income

             For the Thirty-Six Weeks Ended May 7, 1994 and May 8, 1993
                                                     1994              1993
                                               ----------------  ----------------
Sales and Other Income                         $  781,790,768    $  810,212,747
                                               ----------------  ----------------
Cost and Expenses:

   Cost of Sales                                  746,210,873       775,661,818

   Selling, General and Administrative Expenses    23,714,948        23,003,775

   Interest, net                                    1,907,377         2,393,755
                                               ----------------  ----------------

          Total Costs and Expenses                771,833,198       801,059,348
                                               ----------------  ----------------

Income Before Income Taxes                          9,957,570         9,153,399

Provision for Income Taxes                          3,888,349         3,552,907
                                               ----------------  ----------------

Net Income Applicable to Common Shares         $    6,069,221    $    5,600,492
                                               ================  ================

Weighted Average Number of Common
   Shares outstanding                              10,940,313        10,891,293
                                               ================  ================

Earnings Per Common Share                      $         0.55    $         0.51
                                               ================  ================

Dividends Declared Per Common Share            $          .27    $         .255
                                               ================   ===============

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.




















                                                                              7
                  SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
                 Consolidated Summary Statements of Cash Flows
          For the Thirty-Six Weeks Ended May 7, 1994 and May 8, 1993
                                                     1994              1993
                                               ----------------  ----------------
CASH PROVIDED BY (USED FOR) OPERATIONS:
  Net Income                                   $    6,069,221    $    5,600,492

  Items not affecting cash--
    Depreciation and amortization                   5,116,835         4,971,649
  Current items (excluding cash and notes
    payable)--
      Receivables                                 (10,741,640)       (7,213,141)
      Merchandise Inventory                       (11,413,501)      (12,762,325)
      Prepaid expenses and other                      651,589           961,061
      Accounts payable                              2,061,804           963,797
      Other current liabilities                       284,209        (2,698,937)
       Income taxes payable                          (298,300)          782,631
      Florida Closing Liabilities                  (1,992,788)       (1,858,952)
                                               ----------------  ----------------
               NET CASH USED FOR OPERATIONS       (10,262,571)      (11,253,725)
                                               ----------------  ----------------
CASH PROVIDED BY (USED FOR) INVESTING:
  Additions of property, equipment and
    direct financing leases                       (12,681,390)       (1,748,882)
  Proceeds from sale of equipment                         ---         1,488,000
  Increase in long-term notes receivable           (3,611,720)       (5,717,828)
  Payments on long-term notes receivable            3,189,552         3,637,183
                                               ----------------  ----------------
               NET CASH USED FOR INVESTING        (13,103,558)       (2,341,527)

CASH PROVIDED BY (USED FOR) FINANCING:
  Notes payable to banks                           22,000,000        10,000,000
  Payments on term debt and capital leases         (3,103,156)       (3,092,460)
  Proceeds from Stock Purchase Plan/
    Stock Option Plan                                 446,281             ----
  Purchase of Preferred Shares                                         (566,534)
  Cash dividends                                   (2,955,921)       (2,777,036)
                                               ----------------  ----------------
               NET CASH PROVIDED BY FINANCING      16,387,204         3,563,970
                                               ----------------  ----------------

INCREASE (DECREASE) IN CASH                        (6,978,925)      (10,031,282)

CASH, BEGINNING OF YEAR                            14,402,491        15,592,204
                                               ----------------  ----------------

CASH, END OF PERIOD                            $    7,423,566    $    5,560,922
                                               ================  ================
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest (excludes interest capitalized and imputed
        interest on leases)                    $    2,958,084    $    3,373,151
                                               ================  ================
     Income taxes                              $    3,544,794    $    1,800,000
                                               ================  ================

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.



                                                                          8


                Super Food Services, Inc. and Subsidiaries

                Notes to Consolidated Financial Statements


1.   Financial Statements -

       The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain informa-tion and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regu-lations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


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


4.   Early Retiree Health Care Benefits -

       The Company provides early retiree health care benefits to certain employees who retire from the Company after January 1, 1989. These early retirees generally must have attained age 55 with 15 years of continuous service to be eligible for health care benefits. These benefits are subject to deductibles, copayment provisions and other limitations. Gener-ally, Company-provided health care benefits terminate when covered individuals become eligible for Medicare benefits or reach age 65, whichever comes first. The Company reserves the right to change or terminate such benefits at any time. In addition, certain union employees of the Company will continue to be covered by collectively bargained multi-employer plans. Costs under these plans are recognized as expense when paid.

       Prior to fiscal 1994, all early retiree health care benefit costs were recognized as expense when paid and amounted to $46,000 and $139,000 in the twelve weeks and thirty-six weeks ended May 8, 1993, respectively.

       The Company adopted the new method of accounting for post-employment benefits (Financial Accounting Standards No. 106) effective August 29, 1993. This new standard requires that the expected cost of these benefits be charged to expense during the years that the employees render service. This is a significant change from the Company's current policy of recogniz-ing these costs on the cash basis. The Company has chosen to amortize the transition obligation over 20 years, which is longer than the average remaining service life of the participants. Company management has obtained its SFAS No. 106 liability from an actuary based on the current provisions of such plans. These plans are unfunded. The Company's Transition Obligation at August 29, 1993 was $2.5 million (pre-tax) and was based upon the following key assumptions:

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

       Health care costs trend rates:        12% for Fiscal 1994
                                             and decreasing rat-
                                             ably to 4.5% by
                                             Fiscal 2001.

       A one percentage point change in the assumed health care costs trend rate would change the Transition
       Obligation by approximately $300,000.

       The Company's annual expense to be recognized in accordance with SFAS No. 106 is approximately $400,000 for fiscal 1994. Expense related to SFAS No. 106 amounted to approximately $136,000 and $364,000 for the twelve weeks and thirty-six weeks ended May 7, 1994, respectively. The new accounting method will have no effect on the Company's cash outlays for retiree benefits.


5.   Income Taxes -

       During the first quarter of fiscal 1994, the Company adopted Statement of Financial Accounting Standards No.109 (SFAS No. 109), "Accounting for Income Taxes". This statement requires deferred tax recognition for all temporary differences in accordance with the liability method and requires adjustment of deferred tax assets and liabilities for enacted changes in tax laws and rates. Prior to the implementation of SFAS No. 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11. As permitted under the SFAS No. 109, prior years' finan-cial statements have not been restated to reflect the change in accounting method. The cumulative effect of adopting SFAS No. 109 as of August 29, 1993 was not material. Additionally, the impact of the new stan-dard on the provision for income taxes for the twelve weeks and thirty-six weeks ended May 7, 1994 was immaterial.

       Following are the temporary differences which gave rise to the significant deferred tax assets and liabilities as of August 29, 1993:

           Florida closing liabilities                  $  3,344
           Accumulated depreciation                       (3,195)
           Leasing activities                              2,580
           Insurance accruals                                911
           Employee benefits accruals                        989
           Bad debts                                       1,526
           Inventory activities                            1,046
           Other                                             218
           Valuation allowance                               -
                                                        --------
             Total                                      $  7,419
                                                        ========
           Current Future Tax Benefits                  $  1,709
                                                        ========
           Long-Term Future Tax Benefits                $  5,710
                                                        ========
       The Company does not require a valuation allowance as described under SFAS No. 109. In addition, the Company has no operating loss or tax credit carryfor-wards. Company management has not increased its future tax benefit balances for the recent 1% increase in federal tax rates given its projected taxable income levels.


6.   Florida Division Closing -

       In the third quarter of Fiscal 1992, the Company recorded a special pretax charge of $22,986,000 in connection with the closing of the Company's Florida Division and the disposition of its assets. The closing was required as a result of the loss by the Florida Division of its single largest customer, Albertson's, Inc., ("Albertsons") which accounted for approximately 85% of the sales of the Florida Division. This charge included provisions primarily for losses incurred on the disposition of the inventory and fixed assets, the estimated portion of the remaining lease obligations and the related operating costs necessary to maintain the Florida warehouse facilities until tenants can be found, litigation costs in connection with the Company's lawsuit against Albertsons, and other costs relating to the closing. This provision was based on manage-ment's best estimate and judgment under the prevailing circumstances but management believes such provision will adequately provide for the costs associated with disposition of the Florida assets and operations.

       The Company's lawsuit against Albertsons was filed on March 30, 1992, in the Ninth Judicial Circuit Court of Orange County, Florida. Initially, the Company sought to enjoin Albertsons temporarily from proceeding with its plans to self-distribute in Florida and to obtain specific performance of Albertsons agreement to purchase the assets of the Florida Division in settle-ment of the Company's claims against Albertsons. The Court declined to issue an injunction, holding that the Company had an adequate remedy at law for damages if it proved that Albertsons had violated its obliga-tions to the Company, and this decision was affirmed on appeal. The Company filed an amended complaint seeking monetary damages for Albertsons breach of the requirements contract between the parties or, in the alternative, damages for Albertsons failure to honor the settlement agreement between the parties relating to the purchase by Albertsons of the assets of the Company's Florida Division. On March 29, 1994, the Company and Albertsons entered into a joint stipula-tion to the entry of a final judgment on the Company's claim for the breach of the requirements contract after the Court ruled that if a requirements contract existed between the parties, it was terminable by either party upon reasonable notice and that the issue to be tried would be limited to whether Albertsons notice of termination was reasonable, which the Company did not allege as an issue in the lawsuit. On March 31, 1994, the Court granted Albertsons motion for a summary judgment on the Company's claim that Albertsons failed to honor the settlement agreement between the parties. The Company is appealing the Court's rulings.

                                                                            12
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All dollar information is in thousands, except per share amounts:

THIRD QUARTER COMPARISONS
- - - -------------------------
                                          1994         1993      % Change
 Sales and Other Income                 $253,234     $265,130     (4.5%)

This decrease in sales resulted primarily from a sluggish economy and competitive pressures.

                                         1994         1993       % Change
 Cost of Sales                          $241,477     $253,681     (4.8%)

Cost of sales includes cost of the products distributed as well as warehouse, delivery and building expenses. The Company experienced lower cost of sales due to lower sales volumes and slightly higher margins as a result of a favorable shift in product mix. In addition, the Company incurred higher warehouse expenses ($231) and higher delivery expenses ($152) due primarily to higher payroll costs. Building costs increased ($195) because of higher payroll costs, storage costs and increases in certain real estate taxes.

                                         1994         1993       % Change
 Selling, general and
  administrative expenses              $  8,099     $  7,833       3.4%

Expenses increased by $266 due primarily to a higher provision for doubtful accounts ($113) and an increase in the provision for early retiree health care benefits due to compliance with SFAS No. 106 ($90).

                                         1994         1993       % Change
 Interest expense                      $    625     $    865     (27.8%)

Interest expense decreased due to lower interest rates on short-term borrowings, as well as lower average borrowing levels of long-term debt, and capitalization of interest costs ($88) related to the Bridgeport warehouse expansion.

                                         1994         1993
 Effective tax rate                      39.9%        37.4%

The Company's effective tax rate increased because of shifts in taxable income to states with higher income tax rates.

                                         1994         1993
 Net Income                            $  1,823     $  1,723
 Earnings per common share             $    .17     $    .16

As reported, the Company's earnings to sales ratio increased from .65% in the third quarter of fiscal 1993 to .72% in the third quarter of fiscal 1994.


THIRTY-SIX WEEKS
- - - ----------------
                                         1994         1993       % Change
 Sales and Other Income                $781,791     $810,213      (3.5%)

The decrease in sales resulted primarily from a sluggish economy, competitive pressures and food price deflation.

                                         1994         1993       % Change
 Cost of Sales                         $746,211     $775,662      (3.8%)

Cost of sales includes cost of the products distributed as well as warehouse, delivery and building expenses. The Company experienced lower cost of sales due to lower sales volume and slightly higher margins as a result of a favorable shift in product mix. The Company experienced higher warehouse expenses ($250) and higher delivery expenses ($213) due primarily to higher payroll costs. Building costs increased ($549) because of higher payroll costs, storage costs, real estate taxes and repairs.

                                         1994         1993       % Change
 Selling, general and
  administrative expenses              $ 23,715     $ 23,004       3.1%

Expenses increased by $711 due primarily to higher provision for doubtful accounts ($300) and an increase in the provision for early retiree health care benefits due to compliance with SFAS
No. 106 ($225).

                                         1994         1993       % Change
 Interest expense                      $  1,907     $  2,394     (20.3%)

Interest expense decreased due to lower interest rates on short-term borrowings, as well as lower average borrowing levels of long-term debt, and the capitalization of interest costs ($169) related to the warehouse expansion in Bridgeport.

                                         1994         1993
 Effective tax rate                      39.0%        38.8%

The Company's effective tax rate increased because of shifts in taxable income to states with higher income tax rates.

                                         1994         1993
 Net Income                            $  6,069     $  5,600
 Earnings per common share             $    .55     $    .51

The Company's earnings to sales ratio increased to .78% from .69% for the thirty-six weeks of fiscal 1994 compared to the thirty-six weeks of fiscal 1993.

                                 As of and for the
                                     36 Weeks
 LIQUIDITY AND                  in the period ended          As of
 CAPITAL RESOURCES         May 7, 1994    May 8, 1993    Aug. 28, 1993

 Cash                       $  7,424       $  5,561         $14,402
 Working Capital              88,036         98,449          97,559
 Long-term debt               32,544         35,348          34,866
 Cash provided by
   (used for)
   operations                (10,263)       (11,254)
 Cash provided by
   (used for)
   investing                 (13,104)        (2,342)
 Cash provided by
   (used for)
   financing                  16,387          3,564

The Company's financial condition remained strong as of May 7, 1994. The current ratio was 2.11 to 1.

Since fiscal year-end 1993, trade receivables increased by $10,742 and inventories increased by $11,414 due to the season-ality of the business. The Company experienced minimal price changes on products distributed during the first thirty-six weeks of fiscal 1994. To support the higher levels of receiv-ables and inventory, the Company borrowed from its banks an additional $22,000 since year-end. In addition, the Company's accounts payable level increased by $2,062 in conjunction with the additional inventory purchases.

Depreciation and amortization of property, equipment and capital leases increased to $5,117 in fiscal 1994 compared to $4,972 in fiscal 1993. Total capital expenditures for the thirty-six weeks ended May 7, 1994 were $12,681 compared to $1,749 in fiscal 1993. The increase from the prior year resulted primar-ily from the Bridgeport warehouse addition ($8,333). The remaining balance was spent on delivery and other miscellaneous equipment.

The dividend on common shares was increased from $.085 to $.09 effective with the dividend paid on December 15, 1993.

                        PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

         (a)   Exhibit 10.1  Amended and Restated Supplemental
               Executive Retirement Plan (formerly known as the
               Excess Benefit Plan)


         (b)   Reports on Form 8-K

                     Registrant filed a Form 8-K Current Report
               dated March 31, 1994 (Item 5) reporting that
               Registrant issued a Press Release reporting the status of its lawsuit against Albertson's, Inc. Registrant appended as an exhibit thereto a copy of the Press Release entitled "Lawsuit Against Albertson's, Inc."

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Super Food Services, Inc.
                                         (Registrant)



Date:  June 20, 1994                By        /s/ Jack Twyman
                                                   Jack Twyman
                                              Chairman of the Board
                                            (Chief Executive Officer)



Date:  June 20, 1994                By     /s/ Robert F. Koogler
                                                Robert F. Koogler
                                             Senior Vice President-
                                               Finance, Treasurer
                                                  and Assistant
                                                    Secretary
                                              (Chief Financial and
                                               Accounting Officer)