Form 10-K
period 1994-08-27
SUPER FOOD SERVICES INC
filed 1994-11-25
CIK 95504

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
               __________________________________________________

                                 FORM 10-K

____

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  X
____               OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended August 27, 1994         Commission File No. 2-14466

                                     OR

____

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

____               OF THE SECURITIES EXCHANGE ACT OF 1934

                 __________________________________________
                           SUPER FOOD SERVICES, INC.
                    3233 Newmark Drive, Dayton, Ohio  45342
                           Telephone  (513) 439-7500
                   IRS Employer Identification No. 36-2407235
                        State of Incorporation:  Delaware
                 __________________________________________


          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
          Title of each class                       on which registered
- - ----------------------------------------            ---------------------
Common Shares, par value $1.00 per share            New York Stock Exchange
Preferred Stock Purchase Rights                     New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:  None

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.         Yes   X       No

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     ___

                        (Cover page 1 of 2 pages)

       There were 10,948,814 Common Shares outstanding as of October 27, 1994. The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of October 27, 1994 was approximately $114,963,000 (based on closing price of Registrant's Common Shares on New York Stock Exchange Composite Tape on such date).


                   DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended August 27, 1994 are incorporated herein by reference to Parts I, II and IV of this report. Portions of the Registrant's definitive Proxy Statement dated November 4, 1994 for the Annual Meeting of Shareholders to be held December 13, 1994 are incorporated herein by reference into Part III of this report.

_______________

See pages 10-13 for Exhibit Index.

                       (Cover page 2 of 2 pages)

                            TABLE OF CONTENTS


                                 Part I

Item                                                                     Page

 1.    Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

 2.    Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

 3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 6

 4.    Submission of Matters to a Vote of Security Holders . . . . . . . . 6


                                  Part II

 5.    Market for the Registrant's Common Shares and
       Related Shareholder Matters . . . . . . . . . . . . . . . . . . . . 8

 6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . 8

 7.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . . . . . . . 8

 8.    Financial Statements and Supplementary Data . . . . . . . . . . . . 8

 9.    Changes In and Disagreements with Accountants on
       Accounting and Financial Disclosure . . . . . . . . . . . . . . . . 8


                                  Part III

10.    Directors and Executive Officers of the Registrant. . . . . . . . . 9

11.    Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . 9

12.    Security Ownership of Certain Beneficial
       Owners and Management . . . . . . . . . . . . . . . . . . . . . . . 9

13.    Certain Relationships and Related Transactions. . . . . . . . . . . 9


                                   Part IV

14.    Exhibits, Consolidated Financial Statement
       Schedules, and Reports on Form 8-K. . . . . . . . . . . . . . . . .10


       Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

                                   PART I
ITEM 1.        BUSINESS.

               General Development of Business
               -------------------------------

               Super Food Services, Inc., was incorporated on April 29, 1957, under the laws of the State of Delaware. Super Food Services, Inc., and its principal subsidiary, Kentucky Food Stores, Inc., d/b/a Affiliated Foods, a Kentucky corporation, (hereinafter sometimes collectively referred to as the "Company" or the "Registrant") are engaged in the wholesale grocery distribution business. The Company holds IGA (Independent Grocers' Alliance Distributing Company) franchises for each of its warehouse locations except for Lexington, Kentucky. IGA is an alliance of 21 wholesale grocers whose almost 4,000 associated IGA retail food stores located principally in the United States did an annual retail volume of approximately $16.5 billion in the year ended December 31, 1993.

               Financial Information About Industry Segments
               ---------------------------------------------

               The Company is engaged in a single line of business, the wholesale grocery distribution business.

               Description of Business
               -----------------------

               The Company distributes a wide variety of food products, health and beauty aids, general merchandise and related non-food items to approximately 270 independently owned IGA retail food stores and to approximately 605 other retail food stores, including independently owned stores not licensed as IGA stores, several major chains and convenience stores, located primarily in the states of Michigan, Ohio, Indiana, Kentucky, Tennessee and West Virginia. In addition, the Company also provides merchan-dising, advertising, sales promotion and administrative programs and supervision for the retail stores that desire to utilize these services.

               The Company does not engage in the retail food store business to any significant extent. Incidental to its primary wholesale grocery function, the Company may from time to time own and operate retail food stores which provide training for the Company's personnel in retail grocery operations or the Company may take over supermarkets formerly operated by its affiliated retailers.

               The Company also operates a print shop which prints some of the advertising materials, catalogs and other material used by the Company and its independent retail food store customers.

               The business of the Company is not seasonal to any
               significant extent.
                                       1

               Distribution and Cost of Services
               ---------------------------------

               The Company distributes and sells goods and merchandise to retail food stores principally from the five distribution centers consisting of three in Ohio, one in Michigan and one in Kentucky. All of the Company's warehouses are equipped with modern inventory handling equipment for receiving, storing and shipping goods and merchandise. Each warehouse serves as a central source of supply for affiliated retailers within its operating area by handling a full line of products ranging from 10,000 to 15,000 items. Complete inventories are maintained consisting of national brand grocery products along with a number of private label items. In addition, most centers provide full lines of perishables including fresh meats and poultry, dairy and delicatessen products, and frozen foods. Retailers order their inventory requirements at regular intervals through direct linkage with the distribution center computer. Immediate product availability and efficient warehousing methods often make it possible for orders to be selected, loaded and shipped within 24 hours of receipt of the order. In addition, some products are delivered by suppliers directly to the retail stores through drop-ship programs established between suppliers and the Company. Deliveries are made by the Company's delivery fleet on a daily, semi-weekly or weekly basis as orders are received. The Company operates approximately 140 tractors, 195 refrigerated trailers and 190 dry trailers. Most of this equipment is owned by the Company.

               The Company sells goods and merchandise to retail stores on a cost-plus-fee basis, with a weekly fee based on the type of commodity and quantity purchased. Selling prices are changed daily based on the latest cost information. In some geographic areas, delivery costs are also charged based on mileage and the quantity of goods purchased. Credit is extended generally on a weekly basis.

               Service to Retailers
               --------------------

               In general, the operations of the Company include (1) the procurement and arrangement for the procurement of food products and other allied items generally sold in retail food stores, (2) the development and administration of promotional, advertising and merchandising programs,
               (3) the establishment and supervision of retail accounting and payroll systems, (4) the installation of computerized inventory control and ordering systems, (5) store develop-ment services, (6) personnel management assistance and employee training and (7) insurance programs. The Company has a staff of retail management specialists who counsel with each store periodically with regard to store opera-tions. The cost of many of these services is included in the fees charged by the Company in connection with the sale of goods and merchandise to the retail stores served. Separate charges are made for certain services such as retail accounting, insurance, employee training and certain store development services.

               The activities of the store development departments in each operating division provide a means of continued growth for the Company through the development of new retail store locations and the enlargement and remodeling of existing retail stores. The services provided include site selection, market studies, building design, store layout and equipment planning and procurement.

               The Company also may provide financial assistance to its affiliated independent retailers. Secured loans, generally repayable over a period not exceeding five years, are made for inventories and store fixtures, equipment, and leasehold improvements. Loans are secured by liens on inventory and/or equipment, by personal guarantees and by other types of security. The Company lends its credit strength by guaranteeing leases for its retail customers or by entering into leases for retail store locations and subleasing the same to affiliated independent retailers at rentals which generally are five to ten percent higher than the rent paid by the Company. As of August 27, 1994, the Company was obligated on a total of 90 leases which are subleased to affiliated independent retailers. As of August 27, 1994, Kentucky Food Stores, Inc., has guaranteed the payment of leases for certain retail customers with future minimum rentals aggregating approximately $5,101,000.

               Products Supplied
               -----------------

               The Company primarily distributes and sells nationally advertised brand products purchased directly from various manufacturers, processors and suppliers or through manufacturers' representatives and brokers. Many of the major suppliers of the Company are large publicly-held companies. Adequate alternative sources of supply are available in most cases. The Company also distributes and sells IGA, BETTER VALU and SAVER'S CHOICE brand products and various products using the Company's own registered trademarks FAME, TABLE TREAT, TABLE KING, KINGSAVER and GARD. A wide variety of canned fruits and vegetables, frozen foods, paper products and other packaged products are sold under these labels. Private brand products are purchased from selected canners, packers and processors who apply the Company's private brand labels. The FAME line of private label products now includes approximately 1,360 items. Approximately 12% of the total sales of the Company for the fiscal year ended August 27, 1994 were from the Company's own private label brand products and IGA and BETTER VALU brand products.

               Retail Stores Served
               --------------------

               The retail food stores served by the Company are mostly conventional self-service supermarkets which carry a wide variety of grocery products, health and beauty aids, general merchandise and other non-food items. Many stores also have one or more specialty departments such as delicatessens, in-store bakeries, lunch counters and flower shops. The stores served by the Company range in size from the small convenience stores to large supermar-kets containing 35,000 or more square feet.

               Franchises
               ----------

               Under the IGA franchises held by the Company, independ-ently owned retail food stores are licensed by the Company to operate under the IGA merchandising, advertising and promotional programs, to use the name IGA in connection with the retail food stores, and to sell IGA merchandise. For these franchises and the merchandising, advertising, sales promotion programs, systems and consultation, the Company pays IGA a monthly membership fee based on the number of affiliated IGA retail stores. The Company in turn receives a fee for similar services from each affi-liated IGA retail store it licenses. The IGA stores are privately owned and are otherwise operated independently of IGA and the Company. The franchises which the Company holds from IGA may be terminated by the Company at any time but may be terminated by IGA only if the Company
               (a) ceases to operate a wholesale grocery business, (b) fails to fulfill its obligations under the franchise, or
               (c) becomes bankrupt, insolvent or goes into receivership. The licenses granted by the Company to affiliated IGA retail stores may be terminated by either party at any time upon thirty days prior written notice.

               The Company also licenses independent retailers to do business under the trade names SUPERAMA, SHOPWISE, KING$AVER and $UPER $AVER($).

               Competition
               -----------

               The wholesale food distribution business is highly competitive. The Company is in competition with independent, voluntary and cooperative wholesale grocery businesses in all of the areas in which it operates. In addition, the retail food stores serviced by the Company are in competition with national, regional and local corporate food chains, voluntary cooperative food stores and independent food stores. On the basis of current sales volume, the Company is one of the largest wholesale grocery companies in the United States.

               Employee Relations and Benefits
               -------------------------------

               The Company and its subsidiaries currently employ about 1,700 full time employees. Of these, approximately 1,025 are warehouse employees, drivers, and certain other personnel who are members of various labor unions, prin-cipally various locals of the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, under collective bargaining contracts expiring on various dates. During the fiscal year ended August 27, 1994, two contracts covering 165 employees expired which are still being negotiated. During the current fiscal year ending August 26, 1995, three contracts covering approximately 390 employees will expire. The labor relations of the Company are currently considered satisfactory and the Company has experienced no work stoppages since the beginning of last fiscal year.

               Miscellaneous
               -------------

               The Company is a substantial user of fuel and energy in its operations. In the last fiscal year, fuel and energy costs generally increased resulting in higher operating costs; however, the supply of fuel and energy was adequate. The Company is unable to predict what effect future cost increases or shortages of fuel and energy would have on its operations.

               The Company is not involved in any type of business which may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

               During the fiscal year ended August 27, 1994, the Company did not engage in material research and development activities relating to the development of new products or services or the improvement of existing products or services in connection with its business.

               The Company does not engage in any foreign operations and export sales are not significant.

               Compliance by the Company with Federal, State and local environmental protection laws during the fiscal year ended August 27, 1994, had no material effect upon capital expenditures, earnings or competitive position of the Company.

               Recent Developments
               -------------------

               On December 10, 1994, the Company is going to prepay the entire unpaid principal balance of the 9.65% Senior Notes to Teachers Insurance Annuity Association of America in the original principal amount of $13,000,000. The principal amount of the Notes to be prepaid on such date is $5,571,428 together with accrued interest and a premium of $119,473 applicable to such prepayment.


ITEM 2.        PROPERTIES.

               The Company's executive offices are located in a 27,800 square foot building located in Miamisburg, Ohio, a southern suburb of Dayton, Ohio, on an 8-acre site owned by the Company.

               The following table lists the locations, approximate size, lease expiration dates and renewal options available with regard to the principal warehouse properties operated by the Company as of August 27, 1994:

                                 Approximate
                                    Size               Lease          Renewal
         Location               (Square Feet)        Expiration       Options

Bellefontaine, Ohio (1)            580,995               -               -
Cincinnati, Ohio (1)               370,732               -               -
Cincinnati, Ohio (1)                42,358               -               -
Bridgeport, Michigan (2)(3)        590,749              2010          4/5 year
Vassar, Michigan (4)               151,587              1995             -
Lexington, Kentucky                298,750              1999             -

               (1)      This property is owned in fee by the Company.

               (2) The lease for this property has been capitalized for financial statement purposes.

               (3) A 186,000 square foot dry grocery addition and a 56,000 square foot perishable addition were completed in early Fiscal 1995.

               (4) The Company will close this facility. The lease expires on June 30, 1995.

               The Company also leases one warehouse in Orlando, Florida which contains 185,750 square feet and the lease expires in 1999. The Company has discontinued the operations of its Florida Division and is actively seeking other tenants for this warehouse facility.

               The Company also leases 99 retail store locations, the majority of which are subleased to affiliated independent retailers. The leases for these locations expire on various dates, the latest being in 2013. Further information regarding lease commitments is contained in
               Note 8 on pages 20 and 21 of the 1994 Annual Report.

               The Company also owns two supermarket buildings which it leases to affiliated independent retailers.


ITEM 3.        LEGAL PROCEEDINGS.

               The Company has no material legal proceedings pending other than ordinary routine litigation incidental to its business. Management is of the opinion that any liability, to the extent not provided for through insurance or otherwise, would not be material.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended
               August 27, 1994.

               Executive Officers of the Registrant
               ------------------------------------

               The following table sets forth certain information concerning the executive officers of the Registrant as of November 19, 1994:

                                                                                                    Executive
                                                                                                     Officer
                   Name                   Age            Present Position with the Company            Since

               Jack Twyman (1)(2)          60            Chairman of the Board and Chief
                                                         Executive Officer                             1972

               John Demos (2)              63            Vice Chairman of the Board, Secretary
                                                         and General Counsel                           1969

               Samuel L. Robinson (2)      55            President and Chief Operating Officer         1982

               Robert F. Koogler           61            Senior Vice President-Finance,
                                                         Treasurer and Assistant Secretary             1970

               Stan Lamping                66            Senior Vice President-Merchandising           1992

               Richard Metzgar             58            Senior Vice President-Human Resources         1986

               John Batista                60            Senior Vice President-Distribution            1986

               Robert McCarthy             49            Senior Vice President-Management
                                                         Information Systems                           1992

               (1) Member of the Executive Committee of the Board of Directors

               (2)      Director of the Registrant

               There is no family relationship between any of the executive officers listed above. All executive officers hold office from one annual meeting of the Board of Directors until the next annual meeting of the Board of Directors or until their successors are elected.

               There are no arrangements or understandings between any of the executive officers of the Registrant and any other person (not an officer or director of the Registrant acting as such) pursuant to which any of the executive officers were selected as an executive officer of the Registrant.

               Each of the executive officers of the Company listed above has been employed by the Registrant for more than five years.

                                    PART II


ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED
               SHAREHOLDER MATTERS.

               The Registrant's Common Shares have been listed on the New York Stock Exchange since December 14, 1989 and trade under the symbol "SFS." Prior to that time, the Company's Common Shares were traded on the American Stock Exchange. On October 27, 1994, there were approximately 2,015 holders of record of the Registrant's Common Shares.

               The information called for by Item 5 as to the Registrant's stock price ranges and quarterly dividends for the last two fiscal years is contained on page 24 of the 1994 Annual Report and is incorporated herein by reference.


ITEM 6.        SELECTED FINANCIAL DATA.

               The information called for by Item 6 is incorporated herein by reference to page 25 of the 1994 Annual Report.


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

               The information called for by Item 7 is incorporated herein by reference to pages 5 through 7 of the 1994 Annual Report.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               The information called for by Item 8 is incorporated herein by reference to pages 8 through 23 of the 1994 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT-ING AND FINANCIAL DISCLOSURE.

               None

                                   PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               The information called for by Item 10 as to the Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to pages 4 through 6 and page 13 of the Registrant's definitive Proxy Statement dated November 4, 1994 in connection with the Registrant's 1994 Annual Meeting of Shareholders. Certain information regarding executive officers of the Registrant is included in Part I above.


ITEM 11.       EXECUTIVE COMPENSATION.

               The information called for by Item 11 is incorporated by reference to pages 7 through 9 of the Registrant's definitive Proxy Statement dated November 4, 1994 in connection with the Registrant's 1994 Annual Meeting of Shareholders; provided, however, that the information contained in said Proxy Statement under the headings "Report on Executive Compensation" is not incorporated herein.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

               The information called for by Item 12 with respect to security ownership of certain beneficial owners and by each director of the Registrant and all executive officers and directors of the Registrant as a group is incorporated by reference to Registrant's definitive Proxy Statement dated November 4, 1994 in connection with Registrant's 1994 Annual Meeting of Shareholders on pages 2 through 4.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               The information called for by Item 13 is incorporated by reference to page 6 of Registrant's definitive Proxy Statement dated November 4, 1994 in connection with the Registrant's 1994 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                        1994
                                                                       Annual
                                                                       Report
                                                                       Page(s)
                                                                       -------
           (a)    1.         Financial Statements

                             The following are contained in
                             the 1994 Annual Report and are
                             incorporated herein by refer-
                             ence:

                             Consolidated Balance Sheets as of
                             August 27, 1994 and August 28,
                             1993                                        8-9

                             Consolidated Statements of
                             Operations for the Fiscal Years
                             Ended August 27, 1994, August 28,
                             1993 and August 29, 1992                     10

                             Consolidated Statements of Cash
                             Flows for the Fiscal Years
                             Ended August 27, 1994, August 28,
                             1993 and August 29, 1992                     11

                             Consolidated Statements of Share-
                             holders' Equity for the Fiscal
                             Years Ended August 27, 1994,
                             August 28, 1993 and August 29,
                             1992                                         12

                             Notes to Consolidated Financial
                             Statements                                  13-23

                             Report of Independent Public
                             Accountants                                  23

            (a)     2.       Consolidated Financial Statement
                             Schedules                               10-K Page
                                                                     ---------
                             For Fiscal Years Ended August 27,
                             1994, August 28, 1993 and
                             August 29, 1992

                             Schedule V    - Property and Equipment       18

                             Schedule VI   - Accumulated Deprecia-
                                             tion and Amortization
                                             of Property and
                                             Equipment                    19

                             Schedule VIII - Valuation and Qualify-
                                             ing Accounts                 20

                             Schedule IX   - Short-Term Borrowings        21

            All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued).

            (a)     3.        The following exhibits are filed herewith or
                              incorporated by reference as indicated.
                              Exhibits are listed by numbers corresponding to
                              Item 601 in Regulation S-K:

                                  Exhibit No.                     Reference
                                  -----------                     ---------

                              3(a)  Restated Certificate     Filed as Exhibit
                                    Incorporation.           4(a) to Regis-
                                                             tration Statement
                                                             No. 2-84640

                              3(b)  Certificate of           Incorporated by
                                    Amendment of Restated    reference to
                                    Certificate of           definitive Proxy
                                    Incorporation.           Statement dated
                                                             November 1, 1983

                              3(c)  Certificate of           Incorporated by
                                    Amendment of Restated    reference to
                                    Certificate of           definitive Proxy
                                    Incorporation.           Statement dated
                                                             October 31, 1986

                              3(d)  By-Laws, as amended.     Filed as Exhibit
                                                             1 to Form 10-K
                                                             for the year
                                                             ended August 30,
                                                             1986

                              4(a)  $10,000,000 Revolving    Filed as Exhibit
                                    Credit Loan Agreement    1 to Form 8-K
                                    dated as of Sep-         dated
                                    tember 17, 1987          September 17,
                                    between Registrant       1987
                                    and PNC Bank, Ohio.

                              4(b)  Amendment to Loan        Filed as Exhibit
                                    Agreement dated          1 to Form 8-K
                                    April 11, 1991           dated April 9,
                                    between Registrant and   1991
                                    PNC Bank, Ohio.

                              4(c)  $10,000,000 Revolving    Filed as Exhibit
                                    Credit Loan Agreement    1 to Form 8-K
                                    dated April 9, 1991      dated April 9,
                                    between Registrant       1991
                                    and Society Bank, N.A.

                              4(d)  $13,000,000 Note         Filed as Exhibit
                                    Purchase Agreement       1 to Form 8-K
                                    dated as of October 1,   dated Novem-
                                    1987 between Registrant  ber 24, 1987
                                    and Teachers Insurance
                                    Annuity Association
                                    of America.

                              4(e)  $25,000,000 Note         Filed as Exhibit
                                    Agreement dated as of    1 to Form 8-K
                                    November 1, 1989         dated February 5,
                                    between Registrant and   1990
                                    Nationwide Life
                                    Insurance Company.

                              4(f)  $10,000,000 Revolving    Filed as Exhibit
                                    Credit Agreement dated   1 to Form 8-K
                                    as of August 30, 1991    dated August 30,
                                    between Registrant and   1991
                                    The First National
                                    Bank of Chicago.

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued).

                              4(g)  Rights Agreement         Filed as Exhibit
                                    dated as of January 27,  4(f) to Form 8-K
                                    1989 between             dated January 27,
                                    Registrant and Chase     1989 and as
                                    Manhattan Bank, N.A.     Exhibits 1 and 2
                                    as Rights Agent.         to Form 8-A dated
                                                             January 27, 1989

                              4(h)  Agreement to             Pursuant to Item
                                    furnish copies           601(b)(4)(iii) of
                                    of long-term debt        Regulation S-K,
                                    instruments.             copies of certain
                                                             instruments de-
                                                             fining the rights
                                                             of holders of
                                                             certain long-term
                                                             debt of the
                                                             Registrant and
                                                             its subsidiaries
                                                             are not filed
                                                             and, in lieu
                                                             thereof, the
                                                             Registrant agrees
                                                             to furnish copies
                                                             thereof to the
                                                             Securities and
                                                             Exchange
                                                             Commission upon
                                                             request

                             10     Material Contracts

                               (a)  Employment Agreement     Filed as Exhibit
                                    dated December 8, 1976   4 to Form 10-K
                                    between Registrant and   for the year
                                    Jack Twyman, as amended  ended August 29,
                                    March 3, 1981.           1981

                               (b)  Employment Agreement     Filed as Exhibit
                                    dated March 3, 1981      5 to Form 10-K
                                    between Registrant       for the year
                                    and John Demos.          ended August 29,
                                                             1981

                               (c)  1986 Stock Option        Filed as Appendix
                                    Plan.                    C to definitive
                                                             Proxy Statement
                                                             dated October 31,
                                                             1986

                               (d)  Incentive Compensation   Filed as Exhibit
                                    Plan.                    7 to Form 10-K
                                                             for the year
                                                             ended August 29,
                                                             1981

                               (e)  1989 Restricted          Filed as Exhibit
                                    Stock Plan.              4(g) to Form 8-K
                                                             dated January 27,
                                                             1989

                               (f)  401(k) Plan.             Description in
                                                             Form 8-K dated
                                                             January 27, 1989

                               (g)  Excess Benefit Plan,     Filed as Exhibit
                                    as amended.              1 to Form 10-K
                                                             for the year
                                                             ended August 26,
                                                             1989

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued).

                               (h)  Supplemental Executive   Filed as Exhibit
                                    Retirement Plan, as      1 herewith
                                    amended and restated
                                    as of May 18, 1994
                                    (formerly known as the
                                    Excess Benefit Plan).

                               (i)  Supplemental Executive   Filed as Exhibit
                                    Retirement Trust         2 herewith
                                    Agreement between
                                    the Registrant and
                                    Society National Bank.

                             13     Annual Report to Share-  Filed as Exhibit
                                    holders for the fiscal   3 herewith
                                    year ended August 27,
                                    1994.  (Only those
                                    portions of the Annual
                                    Report which are
                                    specifically designated
                                    in this Form 10-K
                                    as being incorporated
                                    by reference are being
                                    electronically filed
                                    pursuant to the
                                    Securities Exchange
                                    Act of 1934.)

                             18(a)  Letter dated             Filed as Exhibit
                                    November 23, 1981        9 to Form 10-K
                                    from Registrant's        for the year
                                    independent public       ended August 29,
                                    accountants re change    1981
                                    in accounting
                                    principles.

                             18(b)  Letter dated             Filed as Exhibit
                                    November 22, 1985        2 to Form 10-K
                                    from Registrant's        for the year
                                    independent public       ended August 31,
                                    accountants re change    1985
                                    in accounting
                                    principles.

                             21     Subsidiaries of the      Filed as Exhibit
                                    Registrant.              4 herewith

                             23     Consent of Arthur        Filed as Exhibit
                                    Andersen LLP             5 herewith

                             24     Power of Attorney        Filed as Exhibit
                                    authorizing John         6 hereto
                                    Demos, Vice Chairman,
                                    Secretary and General
                                    Counsel to sign the
                                    Annual Report on
                                    Form 10-K on behalf
                                    of said Directors.

                             27     Financial Data
                                    Schedule.

            (b)     Reports on Form 8-K:

                      No report on Form 8-K was filed during the fourth
                    quarter of the fiscal year ended August 27, 1994.

                             FORM S-8 UNDERTAKING


Pursuant to the requirements of Item 512(h) of Regulation S-K and
Part II of Form S-8 under the Securities act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the following
Registration Statements of the registrant on Form S-8:
Registration Statement Nos. 2-66358, 2-60616, 2-88433, 33-20892 and
33-21069.

Insofar as indemnification for liabilities arising under the Securities act of 1993 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of November, 1994.

                                                 SUPER FOOD SERVICES, INC.
                                                        (Registrant)


                                                 By____________________________
                                                   Jack Twyman
                                                   Chairman of the Board and
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of November, 1994.


______________________________                   ______________________________
Jack Twyman                                      Robert F. Koogler
Director and Chairman of the                     Senior Vice President-
Board                                            Finance, Treasurer and
(Principal Executive Officer)                    Assistant Secretary
                                                 (Principal Accounting and
                                                 Financial Officer)


______________________________                   ______________________________
John Demos                                       Samuel L. Robinson
Director and Vice Chairman                       Director and President
of the Board, Secretary and                      and Chief Operating Officer
General Counsel

______________________________                   _____________________________
*/s/ John W. Berry                               */s/ J. Harriss Covington
 John W. Berry                                   J. Harriss Covington
 Director                                        Director

______________________________                   _____________________________
*/s/ Dr. Thomas S. Haggai                        */s/ Dr. Edward H. Jennings
 Dr. Thomas S. Haggai                            Dr. Edward H. Jennings
 Director                                        Director

______________________________
*/s/ C. E. Shaffer
 C.E. Shaffer
 Director

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the Registrant pursuant to powers of attorney executed on behalf of each such director.




                                                 *By______________________
                                                    John Demos
                                                    Attorney-In-Fact
                                                    November 22, 1994

                  SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following items included in the 1994 Annual Report of the Registrant to its shareholders are incorporated herein by reference:

   Consolidated Balance Sheets as of August 27, 1994 and
   August 28, 1993.

   Consolidated Statements of Operations for the Fiscal Years
   Ended August 27, 1994, August 28, 1993 and August 29, 1992.

   Consolidated Statements of Cash Flows for the Fiscal Years
   Ended August 27, 1994, August 28, 1993 and August 29, 1992.

   Consolidated Statements of Shareholders' Equity for the Fiscal
   Years Ended August 27, 1994, August 28, 1993 and August 29,
   1992.

   Notes to Consolidated Financial Statements.

   Report of Independent Public Accountants on the Consolidated
   Financial Statements as of August 27, 1994 and August 28, 1993 and for each of the three fiscal years in the period ended
   August 27, 1994.

With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the 1994 Annual
Report to Shareholders is not to be deemed filed as part of this report.

The following information for the fiscal years 1994, 1993 and 1992 is submitted herewith:

   Consent of Independent Public Accountants.

   Report of Independent Public Accountants on Consolidated
   Schedules.

   Consolidated Financial Statement Schedules -

                                                                 Schedule

       Property and Equipment                                       V
       Accumulated Depreciation and Amortization
         of Property and Equipment                                  VI
       Valuation and Qualifying Accounts                            VIII
       Short-Term Borrowings                                        IX

       The following schedules are omitted as not applicable or not required under rules of Regulation S-X:

                                  I, II, III, IV, VII, X, XI, XII and XIII

Separate financial statements of the Registrant have been omitted since it is primarily an operating company and the minority interest in subsidiaries and long-term debt of the subsidiaries held by other than the Registrant is less than 5% of consolidated total assets.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Super Food Services, Inc.:

       We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Super Food Services, Inc., and subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 18, 1994. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Part IV,
Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                  Arthur Andersen LLP

Dayton, Ohio,
October 18, 1994.

                                                          SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
                                                              SCHEDULE V--PROPERTY AND EQUIPMENT
                                          FOR FISCAL YEARS ENDED AUGUST 27, 1994, AUGUST 28, 1993 AND AUGUST 29, 1992
                                       Balance at Begin-   Additions       Retirements                        Balance at
     Classification                     ning of Period      at Cost          or Sales         Transfers      Close of Period
1994
- - ----
Land                                    $  1,998,184      $       -0-    $         -0-      $         -0-     $  1,998,184
Building                                  39,682,085          221,866              -0-                -0-       39,903,951
Warehouse Equipment                       19,178,277        1,922,948       (1,122,072)               -0-       19,979,153
Delivery Equipment                        20,554,495        1,454,498         (875,582)               -0-       21,133,411
Office Furniture and Equipment            14,235,729        1,480,722         (743,888)               -0-       14,972,563
Leasehold Improvements                     8,646,190          297,927              -0-          4,060,000       13,004,117
Construction in Progress                   1,801,260       12,916,566              -0-         (4,060,000)      10,657,826
                                        ------------      -----------     ------------       ------------     ------------
                                        $106,096,220      $18,294,527     $ (2,741,542)      $        -0-     $121,649,205
                                        ============      ===========     ============       ============     ============
1993
- - ----
Land                                    $  1,998,184      $       -0-     $         -0-      $        -0-     $  1,998,184
Building                                  39,465,399          216,686               -0-               -0-       39,682,085
Warehouse Equipment                       25,343,164          821,775        (6,986,662)              -0-       19,178,277
Delivery Equipment                        24,166,749          666,597        (4,278,851)              -0-       20,554,495
Office Furniture and Equipment            14,565,502        1,912,413        (2,242,186)              -0-       14,235,729
Leasehold Improvements                    11,255,274          402,472        (3,011,556)              -0-        8,646,190
Construction in Progress                         -0-        1,801,260               -0-               -0-        1,801,260
                                        ------------      -----------      ------------      ------------     ------------
                                        $116,794,272      $ 5,821,203      $(16,519,255)     $        -0-     $106,096,220
                                        ============      ===========      ============      ============     ============
1992
- - ----
Land                                    $  1,998,184      $       -0-      $        -0-      $        -0-     $  1,998,184
Building                                  43,249,651        3,843,245           (34,563)       (7,592,934)      39,465,399
Warehouse Equipment                       23,424,946        2,956,516          (326,625)         (711,673)      25,343,164
Delivery Equipment                        22,313,745        2,688,422          (835,418)              -0-       24,166,749
Office Furniture and Equipment            12,958,720        1,824,534          (217,752)              -0-       14,565,502
Leasehold Improvements                    12,136,226          507,913              (429)       (1,388,436)      11,255,274
Construction in Progress                   3,904,119              -0-               -0-        (3,904,119)
                                        ------------      -----------      ------------      ------------     ------------
                                        $119,985,591      $11,820,630      $ (1,414,787)     $(13,597,162)(A) $116,794,272
                                        ============      ===========      ============      ============     ============

(A) Such amount represents the cost of the Florida Divisions's Property and Equipment that was considered in the Company's "Florida Closing Liabilities" caption. Additional information on the Florida Division Closing is contained in Note 4 on page 16 of the 1994 Annual Report.

                   SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
    SCHEDULE VI--ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT
      FOR FISCAL YEARS ENDED AUGUST 27, 1994, AUGUST 28, 1993 AND AUGUST 29, 1992
                                                          Additions        Retirements,
                                     Balance at begin-     Charged        Renewals and       Balance at
    Description                        ning of Period     to Expense      Replacements     Close of Period
1994
- - ----
Building                                $14,247,866       $1,416,851       $        102      $15,664,819
Warehouse Equipment                      13,855,863        1,748,057           (914,452)      14,689,468
Delivery Equipment                       12,974,289        2,057,727           (852,819)      14,179,197
Office Furniture and Equipment            9,577,213        1,429,980           (737,568)      10,269,625
Leasehold Improvements                    3,882,992          539,176               -0-         4,422,168
                                        -----------       ----------       ------------      -----------
                                        $54,538,223       $7,191,791       $ (2,504,737)     $59,225,277
                                        ===========       ==========       ============      ===========
1993
- - ----
Building                                $12,831,591       $1,416,275       $        -0-      $14,247,866
Warehouse Equipment                      18,263,423        1,816,264         (6,223,824)      13,855,863
Delivery Equipment                       13,835,587        2,073,288         (2,934,586)      12,974,289
Office Furniture and Equipment           10,231,721        1,387,360         (2,041,868)       9,577,213
Leasehold Improvements                    5,225,951          438,769         (1,781,728)       3,882,992
                                        -----------       ----------       ------------      -----------
                                        $60,388,273       $7,131,956       $(12,982,006)     $54,538,223
                                        ===========       ==========       ============      ===========
1992
- - ----
Building                                $16,834,758       $1,561,502       $ (5,564,669)     $12,831,591
Warehouse Equipment                      16,255,197        2,355,292           (347,066)      18,263,423
Delivery Equipment                       12,024,486        2,559,948           (748,847)      13,835,587
Office Furniture and Equipment            8,797,979        1,537,309           (103,567)      10,231,721
Leasehold Improvements                    4,490,905          735,475               (429)       5,225,951
                                        -----------       ----------       ------------      -----------
                                        $58,403,325       $8,749,526       $ (6,764,578)(A)  $60,388,273
                                        ===========       ==========       ============      ===========

(A) $5,541,119 of this amount represents the accumulated depreciation and amortization on the Florida Division's Property and Equipment that was considered in the Company's "Florida Closing Liabilities" caption. Additional information on the Florida Division Closing is contained in Note 4 on page 16 of the 1994 Annual Report.

                     SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
                  SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
      FOR THE FISCAL YEARS ENDED AUGUST 27, 1994, AUGUST 28, 1993 AUGUST 29, 1992
                                                                                             Reductions
                                                          Additions                          Charged to
                                        Balance at         Charged         Acquisition      Allowances for     Balance
                                         Beginning        to Income        of Kentucky       Writeoffs (net    at Close
        Description                      of Period        and Expense     Food Stores, Inc.  of Recoveries)    of Period
ALLOWANCES DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY:

1994
  Allowance for doubtful accounts       $ 9,026,920       $ 4,250,000      $       -0-       $(2,278,318)       $10,998,602

1993
  Allowance for doubtful accounts       $ 7,117,330       $ 3,208,000      $       -0-       $(1,298,410)       $ 9,026,920

1992
  Allowance for doubtful accounts       $ 4,427,463       $ 3,208,591      $   449,244       $  (967,968)       $ 7,117,330

                                                                            Amounts
                                                                           Reclassified       Payments
                                       Balance at        Additions        Against Various     Charged             Balance
                                        Beginning         Charged           Balance           Against             at Close
                                        of Period        to Expense        Sheet Accounts    the Reserve          of Period
ANALYSIS OF BALANCE SHEET
  RESERVE:

1994
  Florida Closing Liabilities          $ 7,424,022        $       -0-      $  (847,000)      $(2,923,022)       $ 3,654,000

1993
  Florida Closing Liabilities          $17,642,282        $       -0-      $  (520,300)       (9,697,960)         7,424,022

1992
  Florida Closing Liabilities          $       -0-        $22,986,492      $(2,100,000)       (3,244,210)        17,642,282

                   SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
                       SCHEDULE IX--SHORT-TERM BORROWINGS
   FOR THE FISCAL YEARS ENDED AUGUST 27, 1994, AUGUST 28, 1993 AUGUST 29, 1992

                                                                            Maximum Amount   Average Amount    Weighted Average
   Category                                               Weighted           Outstanding      Outstanding        Interest Rate
Aggregate Short                  Balance at                Average            During the       During the         During the
Term Borrowings                 End of Period           Interest Rate         Period (1)         Period           Period (2)
1994
  Bank notes                     $9,000,000                 5.15%            $21,500,000      $13,601,648           4.54%

1993
  Bank notes                     $      -0-                   -0-            $19,143,000      $11,363,000           4.23%

1992
  Bank notes                     $5,000,000                 3.71%            $41,000,000      $18,698,000           4.75%



(1)      Based on balance at end of each four-week period.

(2)      Percent of annual interest expense to average amount outstanding.