Form 10-Q
period 1994-11-19
SUPER FOOD SERVICES INC
filed 1994-12-29
CIK 95504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.
                            FORM 10-Q

____

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  X
____         OF THE SECURITIES EXCHANGE ACT OF 1934



        For the quarterly period ended November 19, 1994


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

At December 17, 1994, there were 10,948,814 Common Shares, $1.00 par value per share, of the issuer's Common Shares outstanding.











                                                                2

           SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

                            FORM 10-Q

                      For the Quarter Ended
                        November 19, 1994

                        Table of Contents


                                                            Page
PART I.  FINANCIAL INFORMATION:

Item 1.

    Financial Statements:

        Consolidated Summary Balance Sheets --
          November 19, 1994, November 20, 1993
          and August 27, 1994                                 3

        Consolidated Summary Statements of Income --
          Twelve Weeks Ended November 19, 1994
          and November 20, 1993                               5

        Consolidated Summary Statements of Cash Flows --
          Twelve Weeks Ended November 19, 1994 and
          November 20, 1993                                   6

        Notes to Consolidated Financial Statements            7


Item 2.

    Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     10


Part II.  OTHER INFORMATION

Item 4.

    Submission of Matters to a Vote of Security Holders      12

Item 6.

    Exhibits and Reports on Form 8-K                         12

                                                                                                3
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Super Food Services, Inc. and Subsidiaries
Consolidated Summary Balance Sheets
November 19, 1994, November 20, 1993 and August 27, 1994

                                                 Nov. 19, 1994     Nov. 20, 1993     Aug. 27, 1994
                                               ---------------   ---------------   ---------------
ASSETS
Current Assets:
  Cash                                         $    5,527,678    $    3,572,353    $   15,834,478
                                               ---------------   ---------------   ---------------
  Receivables:
    Retailer-trade                                 74,055,292        73,731,282        60,679,596
            -notes (current portion)                4,543,046         4,733,487         4,543,046
    Suppliers and miscellaneous                     9,758,819         8,102,111         8,210,002
                                               ---------------   ---------------   ---------------
                                                   88,357,157        86,566,880        73,432,644
    Less-Allowance for doubtful accounts           (8,392,508)       (7,860,298)       (7,733,255)
                                               ---------------   ---------------   ---------------
        Net Receivables                            79,964,649        78,706,582        65,699,389
                                               ---------------   ---------------   ---------------
  Merchandise inventory                            81,331,047        82,692,289        63,342,978
                                               ---------------   ---------------   ---------------
  Future tax benefits                               6,767,576         1,709,327         6,767,576
                                               ---------------   ---------------   ---------------
  Prepaid expenses                                  7,723,142         6,847,639         8,835,158
                                               ---------------   ---------------   ---------------
          Total Current Assets                    181,314,092       173,528,190       160,479,579

Notes Receivable-Retailers (net long-term portion  17,155,495        17,726,667        16,179,149

Land, Buildings and Equipment, net                 62,039,580        53,208,790        62,423,968

Future Tax Benefits                                  (925,268)        5,709,981          (925,268)

Other Assets                                       20,135,082        20,351,268        20,261,871
                                               ---------------   ---------------   ---------------
          Total Assets                         $  279,718,981    $  270,524,896    $  258,419,299
                                               ===============   ===============   ===============

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.















                                                                                                4
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 Nov. 19, 1994     Nov. 20, 1993     Aug. 27, 1994
                                               ---------------   ---------------   ---------------
Current Liabilities:
  Accounts payable                             $   39,894,720    $   42,486,041    $   38,301,945
  Notes payable to banks                           29,000,000        14,000,000         9,000,000
  Current maturities of long-term notes
    and mortgages payable                           2,657,000         2,657,000         2,657,000
  Current maturities of obligations under
    capitalized leases                                797,024         1,013,407           904,118
  Current portion of Florida closing liabilities    1,176,485         2,100,000         1,250,000
   Accrued payroll and vacation                     2,920,981         2,963,114         2,857,076
   Taxes other than income                          2,295,293         1,836,240         2,423,390
  Other current liabilities                        10,550,020        10,545,553         9,654,232
                                               ---------------   ---------------   ---------------
          Total Current Liabilities                89,291,523        77,601,355        67,047,761

Long-term Notes and Mortgages Payable              29,547,720        32,986,569        31,601,617

Obligations Under Capitalized Leases               24,263,733        25,245,703        24,392,499

Long-term Florida Closing Liabilities               2,301,139         5,324,006         2,404,000
                                               ---------------   ---------------   ---------------
          Total Liabilities                       145,404,115       141,157,633       125,445,877
                                               ---------------   ---------------   ---------------
Shareholders' Equity:
  Common Shares, par value $1.00,
    35,000,000 shares authorized                   10,948,814        10,948,814        10,948,814
  Paid-in capital                                  29,407,949        29,407,949        29,407,949
  Retained earnings                                93,958,103        89,010,500        92,616,659
                                               ---------------   ---------------   ---------------
          Total Shareholders' Equity              134,314,866       129,367,263       132,973,422
                                               ---------------   ---------------   ---------------
Total Liabilities and Shareholders' Equity     $  279,718,981    $  270,524,896    $  258,419,299
                                               ===============   ===============   ===============

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.























                                                                              5
SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

Consolidated Summary Statements of Income

For the Twelve Weeks Ended November 19, 1994 and November 20, 1993
                                                     1995              1994
                                               ---------------   ---------------
Sales and Other Income                         $  271,240,622    $  271,132,025
                                               ---------------   ---------------
Cost and Expenses:

   Cost of Sales                                  258,467,358       259,034,418

   Selling, General and Administrative Expenses     8,047,714         7,708,440

   Interest expense                                 1,650,107         1,520,270

   Interest income                                   (840,586)         (835,967)
                                               ---------------   ---------------

          Total Costs and Expenses                267,324,593       267,427,161
                                               ---------------   ---------------

Income Before Income Taxes                          3,916,029         3,704,864

Provision for Income Taxes                          1,534,585         1,443,602
                                               ---------------   ---------------

Net Income Applicable to Common Shares         $    2,381,444    $    2,261,262
                                               ===============   ===============

Weighted Average Number of Common
   Shares outstanding                              10,948,814        10,927,563
                                               ===============   ===============

Earnings Per Common Share                      $         0.22    $         0.21
                                               ===============   ===============

Dividends Declared Per Common Share            $         .095    $          .09
                                               ===============   ===============

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.


















                                                                              6
SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
Consolidated Summary Statements of Cash Flows
For the Twelve Weeks Ended November 19, 1994 and November 20, 1993
                                                     1995              1994
                                               ---------------   ---------------
CASH PROVIDED BY (USED FOR) OPERATIONS:
  Net Income                                   $    2,381,444    $    2,261,262

  Items not affecting cash--
    Depreciation and amortization                   1,705,700         1,704,074
  Current items (excluding cash and notes
    payable)--
      Receivables                                 (14,265,260)      (14,270,849)
      Merchandise Inventory                       (17,988,069)      (17,530,295)
      Prepaid expenses and other                    1,112,016           (10,333)
      Accounts payable                              1,592,775         7,743,516
      Other current liabilities                       855,596         1,362,402
      Florida Closing Liabilities                    (176,376)         (477,396)
                                               ---------------   ---------------
               NET CASH USED FOR OPERATIONS       (24,782,174)      (19,217,619)
                                               ---------------   ---------------

CASH PROVIDED BY (USED FOR) INVESTING:
  Additions of property, equipment and
    direct financing leases                        (1,218,523)       (3,267,743)
  Increase in long-term notes receivable           (2,213,973)         (947,487)
  Payments on long-term notes receivable            1,237,628         1,190,164
                                               ---------------   ---------------
               NET CASH USED FOR INVESTING         (2,194,868)       (3,025,066)
                                               ---------------   ---------------

CASH PROVIDED BY (USED FOR) FINANCING:
  Notes payable to banks                           20,000,000        14,000,000
  Payments on term debt and capital leases         (2,289,757)       (2,052,166)
  Proceeds from Stock Purchase Plan/
    Stock Option Plan                                       0           446,281
  Cash dividends                                   (1,040,001)         (981,568)
                                               ---------------   ---------------
               NET CASH PROVIDED BY FINANCING      16,670,242        11,412,547
                                               ---------------   ---------------

INCREASE (DECREASE) IN CASH                       (10,306,800)      (10,830,138)

CASH, BEGINNING OF YEAR                            15,834,478        14,402,491
                                               ---------------   ---------------

CASH, END OF PERIOD                            $    5,527,678    $    3,572,353
                                               ===============   ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
     Interest (excludes interest capitalized and imputed
        interest on leases)                    $    1,149,170    $    1,024,866
                                               ===============   ===============

     Income taxes                              $       75,000    $            0
                                               ===============   ===============

[FN]
The accompanying Notes are an integral part of these consolidated statements.

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


2.   Accounting Policies -

       The interim financial information presented in this report has been prepared in accordance with the account-ing policies described in the Notes to the Company's financial statements filed on the most recent Form 10-K. While management believes that the procedures followed in the preparation of interim information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be accom-plished later in the fiscal year. Examples of such estimates (none individually significant) include unpaid expenses not invoiced and pension costs. In addition, an amount is expensed ratably for possible inventory shrink-age (based on prior experience and is adjusted to actual twice during the fiscal year) and to adjust the LIFO reserve (based upon the Company's best estimate of infla-tion to date).

       The information included in this Form 10-Q reflects all adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair state-ment of the results of operations for the period presented.


3.   Reclassifications -

       Certain reclassifications have been made to prior years' amounts to make them comparable with the classifications of such amounts for fiscal year 1994.



                                                                             8
4.   Florida Division Closing -

       In the third quarter of Fiscal 1992, the Company recorded a special pretax charge of $22,986,000 in connection with the closing of the Company's Florida Division and the disposition of its assets. The closing was required as a result of the loss by the Florida Division of its single largest customer, Albertson's, Inc., ("Albertsons") which accounted for approximately 85% of the sales of the Florida Division. This charge included provisions primarily for losses incurred on the disposi-tion of the inventory and fixed assets, the estimated portion of the remaining lease obligations and the related operating costs necessary to maintain the Florida warehouse facilities until tenants can be found, litiga-tion costs in connection with the Company's lawsuit against Albertsons, and other costs relating to the closing. This provision was based on management's best estimate and judgment under the prevailing circumstances but management believes such provision will adequately provide for the costs associated with disposition of the Florida assets and operations.

       The Company's lawsuit against Albertsons was filed on
       March 30, 1992, in the Ninth Judicial Circuit Court of
       Orange County, Florida.  Initially, the Company sought to
       enjoin Albertsons temporarily from proceeding with its
       plans to self-distribute in Florida and to obtain spec-
       ific performance of Albertsons agreement to purchase the
       assets of the Florida Division in settlement of the
       Company's claims against Albertsons.  The Court declined
       to issue an injunction, holding that the Company had an
       adequate remedy at law for damages if it proved that
       Albertsons had violated its obligations to the Company,
       and this decision was affirmed on appeal.  The Company
       filed an amended complaint seeking monetary damages for
       Albertsons breach of the requirements contract between
       the parties or, in the alternative, damages for
       Albertsons failure to honor the settlement agreement
       between the parties relating to the purchase by
       Albertsons of the assets of the Company's Florida
       Division.  On March 29, 1994, the Company and Albertsons
       entered into a joint stipulation to the entry of a final
       judgment on the Company's claim for breach of the
       requirements contract after the Court had ruled that if
       a requirements contract existed between the parties, it
       was terminable by either party upon reasonable notice and
       that the issue to be tried would be limited as to whether
       Albertsons notice of termination was reasonable, which
       the Company did not allege as an issue on the lawsuit.
       On March 31, 1994, the Court granted Albertsons' motion
       for summary judgment on the Company's claims that
       Albertsons failed to honor the settlement agreement
       between the parties.  The Company filed an appeal of the
       Court's rulings and the case is presently pending in the
       District Court of Appeal of the Florida Fifth District.
       Oral arguments on the appeal were heard on December 13,
       1994 and the Company is now awaiting the Court of Appeals
       decision.
                                                                             9


5.   Subsequent Event -

       On December 10, 1994, the Company prepaid the entire
       $5,571,000 principal balance of the 9.65% Senior Note to Teachers Insurance Annuity Association of America, plus accrued interest and a prepayment premium.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All dollar information is in thousands, except per share amounts:

First Quarter Comparisons

                                             1995         1994       % Change
Sales and Other Income                     $271,241     $271,132        .04%

This slight increase in sales resulted primarily from a sluggish economy and competitive pressures.

                                             1995         1994       % Change
Cost of Sales                              $258,467     $259,034       (.22%)

Cost of sales includes cost of the products distributed as well as warehouse, delivery and building expenses. The Company experienced higher warehouse expenses ($137) and lower delivery expenses ($46). Building costs increased ($60) because of higher storage costs and increases in certain real estate taxes. In addition, the Company experienced slightly higher margins as a result of a favorable shift in product mix.

                                             1995         1994       % Change
Selling, general and
  administrative expenses                  $  8,048     $  7,708       4.41%

Expenses increased by $340 due primarily to higher provision for doubtful accounts ($95), and an increase in compensation and employee benefits ($180).

                                             1995         1994       % Change
Interest expense                           $    810     $    684      18.42%

Interest expense increased due to higher interest rates as well as higher borrowing levels of short-term debt.

                                             1995         1994
Effective tax rate                            39.2%        38.9%

The Company's effective tax rate shows a slight increase due to state refunds received in the first quarter of fiscal 1994.

                                                                            11


                                             1995         1994
Net Income                                 $  2,381     $  2,261
Earnings per common share                  $    .22     $    .21

As reported, the Company's earnings to sales ratio increased from .83% in the first quarter of fiscal 1994 to .88% in the first quarter of fiscal 1995.


                               As of and for the 12 Weeks
Liquidity and                     in the period ended            As of
Capital Resources          Nov. 19, 1994    Nov. 20, 1993    Aug. 27, 1994

Cash                         $   5,528       $   3,572         $ 15,834
Working Capital                 92,023          95,927           93,432
Long-term debt                  29,548          32,987           31,602
Cash provided by
  (used for)
  operations                   (24,782)        (19,218)
Cash provided by
  (used for)
  investments                   (2,195)         (3,025)
Cash provided by
  (used for)
  financing                     16,670          11,413

The Company's financial condition remained strong as of November 19, 1994. The current ratio was 2:03 to 1.

Since fiscal year-end 1994, net receivables increased by $14,265 and inventories increased by $17,988 due to the seasonality of the business. The Company experienced minimal price decreases on products distributed during the first quarter of fiscal 1995. To support the higher levels of receivables and inventory, the Company borrowed from its banks an additional $20,000 since year-end. In addition, the Company's accounts payable level increased by $1,593 in conjunction with the additional inventory purchases.

Depreciation and amortization of property, equipment and capital leases increased to $1,706 in fiscal 1995 compared to $1,704 in fiscal 1994. Total capital expenditures for the twelve weeks ended November 19, 1994 were $1,219 compared to $3,268 during the first quarter of fiscal 1994. The decrease from the prior year resulted primarily from the Bridgeport warehouse addition ($1,994) which was completed by August 27, 1994.

The dividend on common shares was increased from $.09 to $.095 effective with the dividend paid on December 15, 1994.









                                                                            12


                          PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

               At the annual meeting of shareholders of Registrant held on December 13, 1994, election of the following nominees for Class III Directors of Registrant to serve until the election of Directors in 1997 or until their successors are duly elected was submitted to a vote of the shareholders of the Registrant. The number of votes for or withheld as to this matter is shown in the table below:

                                                   For          Withheld

               Dr. Thomas S. Haggai             9,689,621        143,481
               Dr. Edward H. Jennings           9,689,921        145,658
               Jack Twyman                      9,689,219        146,321

          Based on these voting results, each of the Directors nominated was elected.

               Reference is made to Registrant's Definitive Proxy
          Statement dated November 4, 1994, for further information regarding the proposal voted upon at the annual meeting of shareholders.


Item 6.   Exhibits and reports on Form 8-K.

          (a)  Exhibits:  27  Financial Data Schedule

          (b)  Reports on Form 8-K:

               There were no reports on Form 8-K filed for the twelve weeks ended November 19, 1994.






















                                                                            13


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Super Food Services, Inc.
                                               (Registrant)


Date:  December 29, 1995                By_______________________________
                                                     /s/ Jack Twyman
                                                       Jack Twyman
                                                  Chairman of the Board
                                                (Chief Executive Officer)



Date:  December 29, 1995                By_______________________________
                                                  /s/ Robert F. Koogler
                                                    Robert F. Koogler
                                             Senior Vice President-Finance,
                                                      Treasurer and
                                                   Assistant Secretary
                                                  (Chief Financial and
                                                   Accounting Officer)