Form 10-Q
period 1995-02-11
SUPER FOOD SERVICES INC
filed 1995-03-28
CIK 95504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-Q

____

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  X
____          OF THE SECURITIES EXCHANGE ACT OF 1934



         For the quarterly period ended February 11, 1995


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

At March 11, 1995, there were 10,948,814 Common Shares, $1.00 par value per share, of the issuer's Common Shares outstanding.

            SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

                            FORM 10-Q

                      For the Quarter Ended
                        February 11, 1995


                                                                       Page

PART I. FINANCIAL INFORMATION

Item 1.

    Financial Statements:

        Consolidated Summary Balance Sheets --
          February 11, 1995, February 12, 1994
          and August 27, 1994. . . . . . . . . . . . . . . . . . . . . .3

        Consolidated Summary Statements of Income --
          Twelve Weeks Ended February 11, 1995 and
          February 12, 1994. . . . . . . . . . . . . . . . . . . . . . .5

        Consolidated Summary Statements of Income --
          Twenty-Four Weeks Ended February 11, 1995
          and February 12, 1994. . . . . . . . . . . . . . . . . . . . .6

        Consolidated Summary Statements of Cash Flows
          Flows -- Twenty-Four Weeks Ended February 11,
          1995 and February 12, 1994 . . . . . . . . . . . . . . . . . .7

        Notes to Consolidated Financial Statements . . . . . . . . . . .8

Item 2.

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . . . . . 10


Part II OTHER INFORMATION

Item 6.

    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 13

                                                                              3
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Super Food Services, Inc. and Subsidiaries
Consolidated Summary Balance Sheets
February 11, 1995, February 12, 1994, and August 27, 1994

                                  Feb. 11, 1995   Feb. 12, 1994   Aug. 27, 1994
                                  _____________   _____________   _____________
ASSETS
Current Assets:
  Cash                             $  6,838,184    $  6,017,753    $ 15,834,478
                                   ____________    ____________    ____________
Receivables:
 Retailer-trade                      67,656,278      69,036,957      60,679,596
         -notes(current
          portion)                    4,543,046       4,733,487       4,543,046
 Suppliers and miscellaneous          9,197,937       8,443,945       8,210,002
                                   ____________    ____________    ____________
                                     81,397,261      82,214,389      73,432,644

 Less-Allowance for
  doubtful accounts                  (9,091,807)     (8,352,940)     (7,733,255)
                                   ____________    ____________    ____________
   Net Receivables                   72,305,454      73,861,449      65,699,389
                                   ____________    ____________    ____________
Merchandise inventory                77,459,696      77,091,017      63,342,978
                                   ____________    ____________    ____________
Future tax benefits                   6,767,576       1,709,327       6,767,576
                                   ____________    ____________    ____________
Prepaid expenses                      7,375,018       6,477,980       8,835,158
                                   ____________    ____________    ____________
          Total Current Assets      170,745,928     165,157,526     160,479,579

Notes Receivable-Retailers
(net long-term portion)              17,964,846      17,857,748      16,179,149

Land, Buildings and
 Equipment, net                      61,922,648      57,417,594      62,423,968

Future Tax Benefits                    (925,268)      5,709,981        (925,268)

Other Assets                         20,067,891      20,249,010      20,261,871
                                   ____________    ____________    ____________

          Total Assets             $269,776,045    $266,391,859    $258,419,299
                                   ============    ============    ============

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.

                                                                              4
LIABILITIES AND SHAREHOLDERS' EQUITY
                                   Feb. 11, 1995   Feb. 12, 1994   Aug. 27, 1994
                                   _____________   _____________   _____________
Current Liabilities:
  Accounts payable                  $ 36,127,849    $ 38,748,429    $ 38,301,945
  Notes payable to banks              19,000,000      14,000,000       9,000,000
  Current maturities of
    long-term notes and
    mortgages payable                  2,657,000       2,657,000       2,657,000
  Current maturities of
    obligations under
    capitalized leases                   797,024       1,013,407         904,118
  Current portion of Florida
    closing liabilities                  918,740       2,100,000       1,250,000
  Accrued payroll and
        vacation                       3,130,196       3,395,032       2,857,076
  Taxes other than income              1,804,000       1,853,581       2,423,390
  Other current liabilities           10,054,918      10,627,978       9,654,232
                                     ___________    ____________    ____________
        Total Current Liabilities     74,489,727      74,395,427      67,047,761

Long-term Notes and
  Mortgages Payable                   35,405,286      32,586,569      31,601,617

Obligations Under
  Capitalized Leases                  22,289,103      24,818,823      24,392,499

Long-term Florida Closing
  Liabilities                          2,259,275       4,223,962       2,404,000
                                    ____________    ____________    ____________
          Total Liabilities          134,443,391     136,024,781     125,445,877
                                    ____________    ____________    ____________
Shareholders' Equity:
  Common Shares, par value
    $1.00, 35,000,000 shares
    authorized                        10,948,814      10,948,814      10,948,814
  Paid-in capital                     29,407,949      29,407,949      29,407,949
  Retained earnings                   94,975,891      90,010,315      92,616,659
                                    ____________    ____________    ____________
          Total Shareholders'
            Equity                   135,332,654     130,367,078     132,973,422
                                    ____________    ____________    ____________
Total Liabilities and
  Shareholders' Equity              $269,776,045    $266,391,859    $258,419,299
                                    ============    ============    ============


The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.

                                                                          5
SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

Consolidated Summary Statements of Income

For the Twelve Weeks Ended February 11, 1995 and February 12, 1994
                                                  1995                1994
                                              _____________       _____________
Sales and Other Income                        $257,525,502        $257,424,766
                                              ____________        ____________
Cost and Expenses:

  Cost of Sales                                244,835,160         245,699,172

  Selling, General and
    Administrative Expenses                      8,446,717           7,907,489

  Interest Expense                               1,767,733           1,473,006

  Interest Income                                 (890,474)           (874,869)
                                              ____________        ____________
          Total Costs and Expenses             254,159,136         254,204,798
                                              ____________        ____________

Income Before Income Taxes                       3,366,366           3,219,968

Provision for Income Taxes                       1,308,577           1,234,889
                                              ____________        ____________

Net Income Applicable to
  Common Shares                               $  2,057,789        $  1,985,079
                                              ============        ============

Weighted Average Number of
  Common Shares Outstanding                     10,948,814          10,948,814
                                              ============        ============

Earnings Per Common Share                     $       0.19        $       0.18
                                              ============        ============

Dividends Declared Per
  Common Share                                $       .095        $        .09
                                              ============        ============

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.

                                                                          6
SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

Consolidated Summary Statements of Income

For the Twenty-Four Weeks Ended February 11, 1995 and February 12, 1994
                                                  1995                1994
                                              _____________       _____________
Sales and Other Income                        $528,766,124        $528,556,791
                                              ____________        ____________

Cost and Expenses:

  Cost of Sales                                503,302,518         504,733,590

  Selling, General and
    Administrative Expenses                     16,494,431          15,615,929

  Interest Expense                               3,417,840           2,993,276

  Interest Income                               (1,731,060)         (1,710,836)
                                              ____________        ____________

          Total Costs and Expenses             521,483,729         521,631,959
                                              ____________        ____________

Income Before Income Taxes                       7,282,395           6,924,832

Provision for Income Taxes                       2,843,162           2,678,491
                                              ____________        ____________

Net Income Applicable to
  Common Shares                                  4,439,233           4,246,341
                                              ============        ============

Weighted Average Number of
  Common Shares Outstanding                     10,948,814          10,936,670
                                              ============        ============

Earnings Per Common Share                     $        .41        $        .39
                                              ============        ============

Dividends Declared Per
  Common Share                                $        .19        $        .18
                                              ============        ============

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.

                                                                              7
SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
Consolidated Summary Statements of Cash Flows
For the Twenty-Four Weeks Ended February 11, 1995 and February 12, 1994
                                                       1995            1994
                                                   _____________   _____________
CASH PROVIDED BY (USED FOR) OPERATIONS:
  Net Income                                       $  4,439,233    $  4,246,341

  Items not affecting cash--
    Depreciation and amortization                     3,427,779       3,442,577
  Current items (excluding cash and
    notes payable)--
      Receivables                                    (6,606,065)     (9,425,716)
      Merchandise Inventory                         (14,116,718)    (11,929,023)
      Prepaid expenses and other                      1,460,140         359,326
      Accounts payable                               (2,174,096)      4,005,904
      Other current liabilities                          54,417       1,431,864
      Florida Closing Liabilities                      (475,985)     (1,100,044)
                                                   ____________     ___________
          NET CASH USED FOR OPERATIONS              (13,991,295)     (8,968,771)
                                                   ____________    ____________

CASH PROVIDED BY (USED FOR) INVESTING:
  Additions of property, equipment and
    direct financing leases                          (2,896,111)     (9,127,965)
  Increase in long-term notes receivable             (4,190,853)     (1,681,234)
  Payments on long-term notes receivable              2,405,156       1,792,829
                                                   ____________    ____________
          NET CASH USED FOR INVESTING                (4,681,808)     (9,016,370)
                                                   ____________    ____________

CASH PROVIDED BY (USED FOR) FINANCING:
  Notes payable to banks (short-term)                10,000,000      14,000,000
  Note payable to bank (long-term)                   10,000,000               0
  Payments on term debt and capital leases           (8,243,189)     (2,879,046)
  Proceeds from Stock Purchase Plan/
    Stock Option Plan                                         0         446,281
  Cash dividends                                     (2,080,002)     (1,966,832)
                                                   ____________    ____________

          NET CASH PROVIDED BY FINANCING              9,676,809       9,600,403
                                                   ____________    ____________

INCREASE (DECREASE) IN CASH                          (8,996,294)     (8,384,738)

CASH, BEGINNING OF YEAR                              15,834,478      14,402,491
                                                   ____________    ____________
CASH, END OF PERIOD                                $  6,838,184    $  6,017,753
                                                   ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (excludes interest
      capitalized and imputed
      interest on leases)                          $  2,395,612    $  1,821,334
                                                   ============    ============

    Income taxes                                   $  2,346,486    $  1,894,644
                                                   ============    ============

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


3.   Reclassifications -

          Certain reclassifications have been made to prior years' amounts to make them comparable with the classifications of such amounts for fiscal year 1995.





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

          The Company's lawsuit against Albertsons was filed on March 30, 1992, in the Ninth Judicial Circuit Court of Orange County, Florida. Initially, the Company sought to enjoin Albertsons temporarily from proceeding with its plans to self-distribute in Florida and to obtain specific performance of Albertsons agreement to purchase the assets of the Florida Division in settlement of the Company's claims against Albertsons. The Court declined to issue an injunction, holding that the Company had an adequate remedy at law for damages if it proved that Albertsons had violated its obligations to the Company, and this decision was affirmed on appeal. The Company filed an amended complaint seeking monetary damages for Albertsons breach of the requirements contract between the parties or, in the alternative, damages for Albertsons failure to honor the settlement agreement between the parties relating to the purchase by Albertsons of the assets of the Company's Florida Division. On March 29, 1994, the Company and Albertsons entered into a joint stipulation to the entry of a final judgment on the Company's claim for breach of the requirements contract after the Court had ruled that if a requirements contract existed between the parties, it was terminable by either party upon reasonable notice and that the issue to be tried would be limited as to whether Albertsons notice of termination was reasonable, which the Company did not allege as an issue on the lawsuit. On
          March 31, 1994, the Court granted Albertsons' motion for summary judgment on the Company's claims that Albertsons failed to honor the settlement agreement between the parties. The Company filed an appeal of the Court's rulings and on December 27, 1994, the 5th District Court of Appeals for the State of Florida affirmed, without opinion, the dismissal by the Circuit Court of Orange County, Florida of the Company's lawsuit against Albertsons. The Company then filed a motion with the 5th District Court of Appeals requesting either a rehearing, clarification or a certification. On January 27, 1995, an order was entered denying the Company's motion for a rehearing and/or clarification or certification.



             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All dollar information is in thousands, except per share amounts:

Second Quarter Comparisons
- --------------------------

                                            1995        1994      % Change
Sales and Other Income                    $257,526    $257,425         %

The continuation of flat sales was attributed to deflation and competitive pressures.

                                            1995        1994      % Change
Cost of Sales                             $244,835    $245,699      (.4%)

Cost of sales includes cost of the products distributed as well as warehouse, delivery and building expenses. The Company experienced higher warehouse expenses ($132) and lower delivery expenses ($52). Building costs decreased ($24) because of continued costs control. In addition, the Company experienced slightly higher margins as a result of a favorable shift in product mix.

                                            1995        1994      % Change
Selling, general and
  administrative expenses                 $  8,447    $  7,907      6.8%

Expenses increased by $539 due primarily to a higher provision for doubtful accounts ($115) and an increase in compensation and employee benefits ($190).

                                            1995        1994      % Change
Interest expense, net                     $    877    $    598     46.7%

Interest expense increased due to higher interest rates as well as higher borrowing levels of short-term debt.

                                            1995        1994
Effective tax rate                          38.9%       38.4%

The Company's effective tax rate shows a slight increase because the prior year included certain state tax refunds.



                                            1995        1994
Net Income                                $  2,058    $  1,985
Earnings per common share                 $    .19    $    .18

As reported, the Company's earnings to sales ratio increased from
 .77% in the second quarter of fiscal 1994 to .80% in the second quarter of fiscal 1995.


Twenty-Four Weeks
- -----------------

                                            1995        1994      % Change
Sales and Other Income                    $528,766    $528,557         %

The slight sales increase was attributed to deflation and competitive pressures.

                                            1995        1994      % Change
Cost of Sales                             $503,303    $504,734     (.28%)

Cost of sales includes cost of the products distributed as well as warehouse, delivery and building expenses. The Company experienced lower cost of sales and slightly higher margins as a result of a favorable shift in product mix. The Company experienced higher warehouse expenses ($242) and higher building costs ($63) due primarily to higher payroll and storage costs. Delivery costs decreased ($104) due to continuing efforts to reduce payroll and operating expenses.

                                            1995        1994      % Change
Selling, general and
  administrative expenses                 $ 16,494    $ 15,616      5.6%

Expenses increased by $878 due primarily to higher provision for doubtful accounts ($210) and an increase in compensation and employee benefits ($370).

                                            1995        1994      % Change
Interest expense, net                     $  1,687    $  1,282     31.6%

Interest expense increased due to higher interest rates on short-term borrowing as well as higher average borrowing levels of both long-term and short-term debt.



                                            1995        1994
 Effective tax rate                         39.0%       38.7%

The Company's effective tax rate shows a slight increase because the prior year included certain state tax refunds.

                                            1995        1994
 Net Income                               $  4,439    $  4,246
 Earnings per common share                $    .41    $    .39

The Company's earnings to sales ratio increased to .84% from .80% for the twenty-four weeks of fiscal 1995 compared to the twenty-four weeks of fiscal 1994.

                     As of and for the 24 Weeks
                        in the period ended            As of
Liquidity and       ____________________________   _____________
Capital Resources   Feb. 11, 1995  Feb. 12, 1994   Aug. 27, 1994
_________________________________________________________________

Cash                  $  6,838        $ 6,017         $15,834
Working Capital         96,256         90,762          93,432
Long-term debt          35,405         32,587          31,602
Cash provided by (used
  for) operations      (13,991)        (8,969)
Cash provided by (used
  for) investing        (4,682)        (9,016)
Cash provided by (used
  for) financing         9,677          9,600


The Company's financial condition remained strong as of February 11, 1995. The current ratio was 2.29 to 1.

Since fiscal year-end 1994, receivables increased by $6,606 and inventories increased by $14,117 due to the seasonality of the business. The Company experienced minimal price changes on products distributed during the first twenty-four weeks of fiscal 1995. To support the higher levels of receivables and inventory, the Company borrowed from its banks an additional $20,000 since year-end; $10,000 from banks on a short-term basis and $10,000 under a long-term bank agreement. In addition, the Company's accounts payable level decreased by $2,174 in conjunction with the inventory purchases.

Depreciation and amortization of property, equipment and capital leases decreased to $3,428 in fiscal 1995 compared to $3,443 in fiscal 1994. Total capital expenditures for the twenty-four weeks ended February 11, 1995 were $2,896 compared to $9,128 during the first quarter of fiscal 1994. The decrease from the prior year resulted primarily from the Bridgeport warehouse addition ($6,534) which was completed by August 27, 1994.

The dividend on common shares was increased from $.09 to $.095 effective with the dividend paid on December 15, 1994.



                   PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:

            27  Financial Data Schedule


        (b) Reports on Form 8-K:

                Registrant filed a Form 8-K Current Report dated
            January 3, 1995 (Item 5) reporting that Registrant issued a Press Release reporting the status of its lawsuit against Albertson's, Inc. Registrant appended as an exhibit thereto a copy of the Press Release entitled "SFS/Albertson's Litigation."

                Registrant filed a Form 8-K Current Report dated
            January 27, 1995 reporting that the District Court of Appeal of the State of Florida, Fifth District, entered an order denying Registrant's motion for a rehearing and/or clarification and certification in the Registrant's lawsuit against Albertson's, Inc.



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Super Food Services, Inc.
                                       (Registrant)



Date:  March 28, 1995            By         /s/ Jack Twyman
                                   --------------------------------
                                              Jack Twyman
                                         Chairman of the Board
                                       (Chief Executive Officer)



Date:  March 28, 1995            By        /s/ Robert F. Koogler
                                   --------------------------------
                                             Robert F. Koogler
                                        Senior Vice President-Finance,
                                          Treasurer and Assistant
                                         Secretary (Chief Financial
                                          and Accounting Officer)

