Form 10-Q
period 1995-05-06
SUPER FOOD SERVICES INC
filed 1995-06-19
CIK 95504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549
                            FORM 10-Q

____

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  X
____          OF THE SECURITIES EXCHANGE ACT OF 1934



            For the quarterly period ended May 6, 1995


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

At May 6, 1995, there were 10,948,814 Common Shares, $1.00 par value per share, of the issuer's Common Shares outstanding.

            SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

                            FORM 10-Q

                      For the Quarter Ended
                           May 6, 1995


                                                                       Page

PART I. FINANCIAL INFORMATION

Item 1.

    Financial Statements:

        Consolidated Summary Balance Sheets
          May 6, 1995, May 7, 1994 and August 27,
          1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

        Consolidated Summary Statements of Income
          Twelve Weeks Ended May 6, 1995 and
          May 7, 1994. . . . . . . . . . . . . . . . . . . . . . . . . .5

        Consolidated Summary Statements of Income
          Thirty-Six Weeks Ended May 6, 1995 and
          May 7, 1994. . . . . . . . . . . . . . . . . . . . . . . . . .6

        Consolidated Summary Statements of Cash
          Flows   Twelve Weeks Ended May 6, 1995
          and May 7, 1994. . . . . . . . . . . . . . . . . . . . . . . .7

        Notes to Consolidated Financial Statements . . . . . . . . . . .8

Item 2.

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations. . . . . . . . . . . . . . . 11


Part II OTHER INFORMATION

Item 6.

    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . 14

                                                                              3
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Super Food Services, Inc. and Subsidiaries
Consolidated Summary Balance Sheets
May 6, 1995, May 7, 1994 and August 27, 1994

                                   May 6, 1995     May 7, 1994     Aug. 27, 1994
                                  _____________   _____________    _____________
ASSETS
 Current Assets:
  Cash                            $  3,303,098    $  7,423,566      $ 15,834,478
                                  ____________    ____________      ____________

  Receivables:
   Retailer-trade                   72,483,192      70,276,397       60,679,596
           -notes (current
            portion)                 4,543,046       4,733,487        4,543,046
   Suppliers and
    miscellaneous                    8,580,003       9,101,492        8,210,002
                                  ____________    ____________     ____________

                                    85,606,241      84,111,376       73,432,644
    Less-Allowance for
     doubtful accounts              (9,422,380)     (8,934,003)      (7,733,255)
                                  ____________    ____________     ____________

        Net Receivables             76,183,861      75,177,373       65,699,389
                                  ____________    ____________     ____________

 Merchandise inventory              80,360,241      76,575,495       63,342,978
                                  ____________    ____________     ____________

 Future tax benefits                 6,767,576       1,709,327        6,767,576
                                  ____________    ____________     ____________

 Prepaid expenses                    8,336,898       6,185,717        8,835,158
                                  ____________    ____________     ____________

        Total Current Assets       174,951,674     167,071,478      160,479,579

Notes Receivable-Retailers
 (net long-term portion)            19,131,162      18,391,512       16,179,149

Land, Buildings and
 Equipment, net                     61,719,205      59,429,367       62,423,968

Future Tax Benefits                   (925,268)      5,709,981         (925,268)

Other Assets                        19,988,297      20,146,751       20,261,871
                                  ____________    ____________      ____________

        Total Assets              $274,865,070    $270,749,089      $258,419,299
                                  ============    ============      ============

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.

                                                                              4
LIABILITIES AND SHAREHOLDERS' EQUITY

                                   May 6, 1995      May 7, 1994     Aug. 27, 1994
                                  _____________    _____________    _____________
Current Liabilities:
  Accounts payable                $ 39,220,451     $ 36,804,329     $ 38,301,945
  Notes payable to banks            21,000,000       22,000,000        9,000,000
  Current maturities of long-
    term notes and mortgages
    payable                          2,657,000        2,657,000        2,657,000
  Current maturities of
    obligations under
    capitalized leases                 797,024        1,013,407          904,118
  Current portion of Florida
    Closing Liabilities                161,376        2,100,000        1,250,000
  Accrued payroll and vacation       3,393,057        3,378,943        2,857,076
  Taxes other than income            1,820,442        2,202,066        2,423,390
  Other current liabilities         10,300,772        8,879,975        9,654,232
                                  ____________     ____________     ____________

          Total Current
            Liabilities             79,350,122       79,035,720       67,047,761

Long-term Notes and
  Mortgages Payable                 35,405,286       32,544,337       31,601,617

Obligations Under
  Capitalized Leases                22,181,849       24,636,945       24,392,499

Long-term Florida Closing
  Liabilities                        1,904,293        3,331,218        2,404,000
                                  ____________     ____________     ____________

          Total Liabilities        138,841,550      139,548,220      125,445,877
                                  ____________     ____________     ____________

Shareholders' Equity:
  Common Shares, par value
    $1.00, 35,000,000 shares
    authorized                      10,948,814       10,948,814       10,948,814
  Paid-in capital                   29,407,949       29,407,949       29,407,949
  Retained earnings                 95,666,757       90,844,106       92,616,659
                                  ____________     ____________     ____________

          Total Shareholders'
            Equity                 136,023,520      131,200,869      132,973,422
                                  ____________     ____________     ____________

Total Liabilities and
  Shareholders' Equity            $274,865,070     $270,749,089     $258,419,299
                                  ============     ============     ============

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.

                                                                          5
SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

Consolidated Summary Statements of Income

For the Twelve Weeks Ended May 6, 1995 and May 7, 1994
                                                  1995                1994
                                              _____________       _____________
Sales and Other Income                        $260,207,937        $253,233,977
                                              ____________        ____________

Cost and Expenses:

  Cost of Sales                                248,844,130         241,477,283

  Selling, General and
    Administrative Expenses                      7,719,175           8,099,019

  Interest Expense                               1,737,853           1,472,221

  Interest Income                                 (919,992)           (847,284)
                                              ____________        ____________

          Total Costs and Expenses             257,381,166         250,201,239
                                              ____________        ____________

Income Before Income Taxes                       2,826,771           3,032,738

Provision for Income Taxes                       1,095,904           1,209,858
                                              ____________        ____________


Net Income Applicable to
  Common Shares                               $  1,730,867        $  1,822,880
                                              ============        ============

Weighted Average Number of Common
  Shares outstanding                            10,948,814          10,948,814
                                              ============        ============

Earnings Per Common Share                     $       0.16        $       0.17
                                              ============        ============


Dividends Declared Per
  Common Share                                $       .095        $        .09
                                              ============        ============

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.

                                                                          6
SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

Consolidated Summary Statements of Income

For the Thirty-Six Weeks Ended May 6, 1995 and May 7, 1994
                                                  1995                1994
                                              _____________       _____________
Sales and Other Income                        $788,974,061        $781,790,768
                                              ____________        ____________

Cost and Expenses:

  Cost of Sales                                752,146,648         746,210,873

  Selling, General and
    Administrative Expenses                     24,213,606          23,714,948

  Interest Expense                               5,155,693           4,465,497

  Interest Income                               (2,651,052)         (2,558,120)
                                              ____________        ____________

          Total Costs and Expenses             778,864,895         771,833,198
                                              ____________        ____________

Income Before Income Taxes                      10,109,166           9,957,570

Provision for Income Taxes                       3,939,066           3,888,349
                                              ____________        ____________

Net Income Applicable to
  Common Shares                               $  6,170,100        $  6,069,221
                                              ============        ============

Weighted Average Number of Common
  Shares outstanding                            10,948,814          10,940,313
                                              ============        ============


Earnings Per Common Share                     $       0.56        $       0.55
                                              ============        ============


Dividends Declared Per
  Common Share                                $       .285        $        .27
                                              ============        ============

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.

                                                                              7
SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
Consolidated Summary Statements of Cash Flows
For the Thirty-Six Weeks Ended May 6, 1995 and May 7, 1994
                                                       1995            1994
                                                   _____________   _____________
CASH PROVIDED BY (USED FOR) OPERATIONS:
  Net Income                                       $  6,170,100    $  6,069,221

  Items not affecting cash
    Depreciation and amortization                     5,233,475       5,116,835
  Current items (excluding cash and
    notes payable)
      Receivables                                   (10,484,472)    (10,741,640)
      Merchandise Inventory                         (17,017,263)    (11,413,501)
      Prepaid expenses and other                        498,260         651,589
      Accounts payable                                  918,506       2,061,804
      Other current liabilities                         625,096         (14,091)
      Florida Closing Liabilities                    (1,588,331)     (1,992,788)
                                                   ____________     ____________

          NET CASH USED FOR OPERATIONS              (15,644,629)    (10,262,571)
                                                   ____________    ____________

CASH PROVIDED BY (USED FOR) INVESTING:
  Additions of property, equipment and
    direct financing leases                          (4,300,660)    (12,681,390)
  Increase in long-term notes receivable             (6,989,393)     (3,611,720)
  Payments on long-term notes receivable              4,037,380       3,189,552
                                                   ____________    ____________
          NET CASH USED FOR INVESTING                (7,252,673)    (13,103,558)
                                                   ____________    ____________

CASH PROVIDED BY (USED FOR) FINANCING:
  Notes payable to banks (short-term)                12,000,000      22,000,000
  Note payable to bank (long-term)                   10,000,000               0
  Payments on term debt and capital leases           (8,514,075)     (3,103,156)
  Proceeds from Stock Purchase Plan/
    Stock Option Plan                                         0         446,281
  Cash dividends                                     (3,120,003)     (2,955,921)
                                                   ____________    ____________

          NET CASH PROVIDED BY FINANCING             10,365,922      16,387,204
                                                   ____________    ____________

INCREASE (DECREASE) IN CASH                         (12,531,380)     (6,978,925)
CASH, BEGINNING OF YEAR                              15,834,478      14,402,491
                                                   ____________    ____________

CASH, END OF PERIOD                                $  3,303,098    $  7,423,566
                                                   ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (excludes interest
      capitalized and imputed
      interest on leases)                          $  3,489,984    $  2,958,084
                                                   ============    ============

    Income taxes                                   $  2,786,486    $  3,544,794
                                                   ============    ============

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

          The Company's lawsuit against Albertsons was filed on March 30, 1992, in the Ninth Judicial Circuit Court of Orange County, Florida. Initially, the Company sought to enjoin Albertsons temporarily from proceeding with its plans to self-distribute in Florida and to obtain specific performance of Albertsons agreement to purchase the assets of the Florida Division in settlement of the Company's claims against Albertsons. The Court declined to issue an injunction, holding that the Company had an adequate remedy at law for damages if it proved that Albertsons had violated its obligations to the Company, and this decision was affirmed on appeal. The Company filed an amended complaint seeking monetary damages for Albertsons breach of the requirements contract between the parties or, in the alternative, damages for Albertsons failure to honor the settlement agreement between the parties relating to the purchase by Albertsons of the assets of the Company's Florida Division. On March 29, 1994, the Company and Albertsons entered into a joint stipulation to the entry of a final judgment on the Company's claim for breach of the requirements contract after the Court had ruled that if a requirements contract existed between the parties, it was terminable by either party upon reasonable notice and that the issue to be tried would be limited as to whether Albertsons notice of termination was reasonable, which the Company did not allege as an issue on the lawsuit. On March 31, 1994, the Court granted Albertsons' motion for summary judgment on the Company's claims that Albertsons failed to honor the settlement agreement between the parties. The Company filed an appeal of the Court's rulings and on December 27, 1994, the 5th District Court of Appeals for the State of Florida affirmed, without opinion, the dismissal by the Circuit Court of Orange County, Florida of the Company's lawsuit against Albertsons. The Company then filed a motion with the 5th District Court of Appeals requesting either a rehearing, clarification or a certification. On January 27, 1995, an order was entered denying the Company's motion for a rehearing and/or clarification or certification. On March 21, 1995 Albertsons filed a motion for taxation of certain costs in the lawsuit in the amount of $78,148.78 for expert witness charges and the cost of taking certain depositions. The Company has filed a memorandum in opposition to Albertsons motion and oral arguments on the motion were heard on June 5, 1995.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All dollar information is in thousands, except per share amounts:

Third Quarter Comparisons
- -------------------------
                                            1995        1994      % Change
Sales and Other Income                    $260,208    $253,234      2.8%

The increase in sales is a result of increased sales to existing customers; we continue to have competitive pressures on sales.

                                            1995        1994      % Change
Cost of Sales                             $248,844    $241,477      3.1%

Cost of sales includes cost of the products distributed as well as warehouse, delivery and building expenses. The Company experienced higher cost of sales due to higher sales volumes and slightly lower margins as a result of an unfavorable shift in product mix. In addition, the Company incurred higher warehouse expenses ($398) and higher delivery expenses ($39) due primarily to higher payroll costs incurred to support new business in the future. Building costs decreased ($79) because of lower real estate taxes and storage costs, offset by higher payroll, repair, depreciation and utilities.

                                            1995        1994      % Change
Selling, general and
  administrative expenses                 $  7,719    $  8,099     (4.7)%

Expenses decreased by $380 due primarily to a lower provision for doubtful accounts ($215). All other expenses were comparable except for a reduction in promotion expenses ($300) offset by increased compensation, employee and retiree medical benefits.

                                            1995        1994      % Change
Interest expense, net                     $    818    $    625     30.9%

Interest expense increased due to higher interest rates on short-term borrowings, as well as higher average borrowing levels oflong-term debt.

                                            1995        1994
Effective tax rate                          38.8%       39.9%

The Company's effective tax rate decreased because the Company received a refund due to a favorable tax treatment at the State level.

                                            1995        1994
Net Income                                $  1,731    $  1,823
Earnings per common share                 $    .16    $    .17

As reported, the Company's earnings to sales ratio decreased from
 .72% in the third quarter of Fiscal 1994 to .67% in the third quarter of Fiscal 1995.


Thirty-Six Weeks
- ----------------
                                            1995        1994      % Change
Sales and Other Income                    $788,974    $781,971       .9%

The increase in sales resulted from increased sales from existing customers; we continue to have competitive pressures in the market place.

                                            1995        1994      % Change
Cost of Sales                             $752,147    $746,211        8%

Cost of sales includes cost of the products distributed as well as warehouse, delivery and building expenses. The Company experienced higher cost of sales due to higher sales volume offset by slightly higher margins as a result of a favorable shift in product mix. The Company experienced higher warehouse expenses ($619) due primarily to higher payroll costs. Building costs decreased ($123) because of higher payroll costs, depreciation and repairs, offset by lower storage costs and real estate taxes.

                                            1995        1994      % Change
Selling, general and
  administrative expenses                 $ 24,214    $ 23,715      2.1%

Expenses increased by $499 due primarily to increased compensation, employee and retiree medical benefits cost.

                                            1995        1994      % Change
Interest expense, net                     $  2,505    $  1,907     31.4%

Interest expense increased due to higher interest rates on short-term borrowings, as well as higher average borrowing levels oflong-term debt.

                                            1995        1994
 Effective tax rate                         38.9%       39.0%

The Company's effective tax rate remained the same for both years.

                                            1995        1994
 Net Income                               $  6,170    $  6,069
 Earnings per common share                $    .56    $    .55

The Company's earnings to sales ratio of .78% is the same for both the thirty-six weeks of Fiscal 1995 compared to the thirty-six weeks of Fiscal 1994.

                     As of and for the 36 Weeks
                        in the period ended            As of
Liquidity and        __________________________    _____________
Capital Resources    May 6, 1995    May 7, 1994    Aug. 27, 1994
_________________________________________________________________

Cash                  $  3,303        $ 7,424         $15,834
Working Capital         95,602         88,036          93,432
Long-term debt          35,405         32,544          31,602
Cash provided by (used
  for) operations      (15,644)       (10,263)
Cash provided by (used
  for) investing        (7,253)       (13,104)
Cash provided by (used
  for) financing        10,366         16,387

The Company's financial condition remained strong as of May 6, 1995. The current ratio was 2.20 to 1.

Since fiscal year-end 1994, receivables increased by $10,484 and inventories increased by $17,017 due to the seasonality of the business. The Company experienced minimal price changes on products distributed during the first thirty-six weeks of fiscal 1995. In addition, the Company's accounts payable level increased by $919 in conjunction with the inventory purchases.

Total capital expenditures for the thirty-six weeks ended May 6, 1995 were $4,301 compared to $12,681 during 1994. The decrease from the prior year resulted primarily from the Bridgeport warehouse addition ($8,333) which was completed early in Fiscal 1995. In addition, the Company increased long-term notes receivable from retailers by approximately $3,000 in 1995 for store equipment and improvements. Depreciation and amortization of property, equipment and capital leases increased to $5,233 in fiscal 1995 compared to $5,116 in fiscal 1994.

To support the higher levels of receivables and inventory, the Company borrowed from its banks an additional $22,000 since year-end; $12,000 from banks on a short-term basis and $10,000 under along-term bank agreement. The dividend on common shares wasincreased from $.09 to $.095 effective with the dividend paid onDecember 15, 1994.

                   PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:

            10.1 Amendment 1 to the Supplemental Executive
            Retirement Plan

            10.2 Amendment 1 to the Supplemental Executive
            Retirement Trust Agreement between Registrant and
            Society National Bank

            27   Financial Data Schedule


        (b) Reports on Form 8-K:

                 There were no reports on Form 8-K for the
            twelve weeks ended May 6, 1995.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Super Food Services, Inc.
                                       (Registrant)



Date:  June 19, 1995             By             /s/ Jack Twyman
                                   ______________________________
                                                  Jack Twyman
                                             Chairman of the Board
                                           (Chief Executive Officer)



Date:  June 19, 1995             By          /s/ Robert F. Koogler
                                   ______________________________
                                               Robert F. Koogler
                                         Senior Vice President-Finance,
                                            Treasurer and Assistant
                                           Secretary (Chief Financial
                                            and Accounting Officer)