Form 10-K
period 1995-08-26
SUPER FOOD SERVICES INC
filed 1995-11-24
CIK 95504

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
             ___________________________________________

                              FORM 10-K

/ X /       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
August 26, 1995                           Commission File No. 2-14466

                                  OR

/  /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                                              Name of each exchange
           Title of each class                 on which registered
________________________________________      _______________________
Common Shares, par value $1.00 per share      New York Stock Exchange
Preferred Stock Purchase Rights               New York Stock Exchange

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

                      (Cover page 1 of 2 pages)

          There were 10,997,448 Common Shares outstanding as of October 26, 1995. The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of October 26, 1995 was approximately $145,716,000 (based on closing price of Registrant's
Common Shares on New York Stock Exchange Composite Tape on such date).


                  DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended August 26, 1995 are incorporated herein by reference to Parts II and IV of this report. Portions of the Registrant's definitive Proxy Statement dated November 6, 1995 for the Annual
Meeting of Shareholders to be held December 12, 1995 are incorporated herein by reference into Part III of this report.

_______________

See pages 10-14 for Exhibit Index.

                       (Cover page 2 of 2 pages)

                           TABLE OF CONTENTS


                                 Part I

Item                                                         Page

 1.       Business . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

 2.       Properties . . . . . . . . . . . . . . . . . . . . . . . . . . 5

 3.       Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 6

 4.       Submission of Matters to a Vote of Security Holders. . . . . . 6

                                Part II

 5.       Market for the Registrant's Common Shares and Related
          Shareholder Matters. . . . . . . . . . . . . . . . . . . . . . 8

 6.       Selected Financial Data. . . . . . . . . . . . . . . . . . . . 8

 7.       Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . 8

 8.       Financial Statements and Supplementary Data. . . . . . . . . . 8

 9.       Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . . . 8

                                Part III

10.       Directors and Executive Officers of the Registrant . . . . . . 9

11.       Executive Compensation . . . . . . . . . . . . . . . . . . . . 9

12.       Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . . . . 9

13.       Certain Relationships and Related Transactions . . . . . . . . 9

                                Part IV

14.       Exhibits, Consolidated Financial Statement Schedules
          and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .10

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .16

                                PART I
ITEM 1.         BUSINESS.

                General Development of Business
                _______________________________

                Super Food Services, Inc., was incorporated on April 29, 1957, under the laws of the State of Delaware. Super Food Services, Inc., and its principal subsidiary, Kentucky Food Stores, Inc., d/b/a Affiliated Foods, a Kentucky corporation, (hereinafter sometimes collectively referred to as the "Company" or the "Registrant") are engaged in the wholesale grocery distribution business. The Company holds IGA (Independent Grocers' Alliance Distributing Company) franchises for each of its warehouse locations except for Lexington, Kentucky. IGA is an alliance of 20 wholesale grocers whose almost 4,000 associated IGA retail food stores located principally in the United States did an annual retail volume of approximately $16.5 billion in the year ended December 31, 1994.

                Financial Information About Industry Segments
                _____________________________________________

                The Company is engaged in a single line of business, the wholesale grocery distribution business.

                Description of Business
                _______________________

                The Company distributes a wide variety of food products, health and beauty aids, general merchandise and related non-food items to approximately 270 independently owned IGA retail food stores and to approximately 580 other retail food stores, including independently owned stores not licensed as IGA stores, several major chains and convenience stores, located primarily in the states of Michigan, Ohio, Indiana, Kentucky, Tennessee and West Virginia. In addition, the Company also provides merchandising, advertising, sales promotion and administrative programs and supervision for the retail stores that desire to utilize these services.

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

                                   1

                Distribution and Cost of Services
                _________________________________

                The Company distributes and sells goods and merchandise to retail food stores principally from the five distribution centers consisting of three in Ohio, one in Michigan and one in Kentucky. All of the Company's warehouses are equipped with modern inventory handling equipment for receiving, storing and shipping goods and merchandise. Each warehouse serves as a central source of supply for affiliated retailers within its operating area by handling a full line of products ranging from 10,000 to 15,000 items. Complete inventories are maintained consisting of national brand grocery products along with a number of private label items. In addition, most centers provide full lines of perishables including fresh meats and poultry, dairy and delicatessen products, and frozen foods. Retailers order their inventory requirements at regular intervals through direct linkage with the distribution center computer. Immediate product availability and efficient warehousing methods often make it possible for orders to be selected, loaded and shipped within 24 hours of receipt of the order. In addition, some products are delivered by suppliers directly to the retail stores through drop-ship programs established between suppliers and the Company. Deliveries are made by the Company's delivery fleet on a daily, semi-weekly or weekly basis as orders are received. The Company operates approximately 140 tractors, 195 refrigerated trailers and 205 dry trailers. Most of this equipment is owned by the Company.

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

                Service to Retailers
                ____________________

                In general, the operations of the Company include (1) the procurement and arrangement for the procurement of food products and other allied items generally sold in retail food stores, (2) the development and administration of promotional, advertising and merchandising programs, (3) the establishment and supervision of retail accounting and payroll systems, (4) the installation of computerized inventory control and ordering systems, (5) store development services, (6) personnel management assistance and employee training and (7) insurance programs. The Company has a staff of retail management specialists who counsel with each store periodically with regard to store operations. The cost of many of these services is included in the fees charged by the Company in connection with the sale of goods and merchandise to the retail stores served. Separate charges are made for certain services such as retail accounting, insurance, employee training and certain store development services.
                                   2

                The activities of the store development departments in each operating division provide a means of continued growth for the Company through the development of new retail store locations and the enlargement and remodeling of existing retail stores. The services provided include site selection, market studies, building design, store layout and equipment planning and procurement.

                The Company also may provide financial assistance to its affiliated independent retailers. Secured loans, generally repayable over a period not exceeding five years, are made for inventories and store fixtures, equipment, and leasehold improvements. Loans are secured by liens on inventory and/or equipment, by personal guarantees and by other types of security. The Company lends its credit strength by guaranteeing leases for its retail customers or by entering into leases for retail store locations and subleasing the same to affiliated independent retailers at rentals which generally are five to ten percent higher than the rent paid by the Company. As of August 26, 1995, the Company was obligated on a total of 77 leases which are subleased to affiliated independent retailers. As of August 26, 1995, Kentucky Food Stores, Inc., has guaranteed the payment of leases for certain retail customers with future minimum rentals aggregating approximately $4,636,000.

                Products Supplied
                _________________

                The Company primarily distributes and sells nationally advertised brand products purchased directly from various manufacturers, processors and suppliers or through manufacturers' representatives and brokers. Many of the major suppliers of the Company are large publicly-held companies. Adequate alternative sources of supply are available in most cases. The Company also distributes and sells IGA, BETTER VALU and SAVER'S CHOICE brand products and various products using the Company's own registered trademarks FAME, TABLE TREAT, TABLE KING, KINGSAVER and GARD. A wide variety of canned fruits and vegetables, frozen foods, paper products and other packaged products are sold under these labels. Private brand products are purchased from selected canners, packers and processors who apply the Company's private label brands. The FAME line of private label products now includes approximately 1,640 items. Approximately 12% of the total sales of the Company for the fiscal year ended August 26, 1995 were from the Company's own private label brand products and IGA and BETTER VALU brand products.

                Retail Stores Served
                ____________________

                The retail food stores served by the Company are mostly conventional self-service supermarkets which carry a wide variety of grocery products, health and beauty aids, general merchandise and other non-food items. Many stores also have one or more specialty departments such as delicatessens, in-store bakeries, lunch counters and flower shops. The stores served by the Company range in size from the small convenience stores to large supermarkets containing 35,000 or more square feet.

                Franchises
                __________

                Under the IGA franchises held by the Company, independently owned retail food stores are licensed by the Company to operate under the IGA merchandising, advertising and promotional programs, to use the name IGA in connection with the retail food stores, and to sell IGA merchandise. For these franchises and the merchandising, advertising, sales promotion programs, systems and consultation, the Company pays IGA a monthly membership fee based on the number of affiliated IGA retail stores. The Company in turn receives a fee for similar services from each affiliated IGA retail store it licenses. The IGA stores are privately owned and are otherwise operated independently of IGA and the Company. The franchises which the Company holds from IGA may be terminated by the Company at any time but may be terminated by IGA only if the Company (a) ceases to operate a wholesale grocery business, (b) fails to fulfill its obligations under the franchise, or (c) becomes bankrupt, insolvent or goes into receivership. The licenses granted by the Company to affiliated IGA retail stores may be terminated by either party at any time upon thirty days prior written notice.

                The Company also licenses independent retailers to do business under the trade names SUPERAMA, SHOPWISE, KING$AVER and $UPER $AVER($).

                Competition
                ___________

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

                Employee Relations and Benefits
                _______________________________

                The Company and its subsidiaries currently employ about 1,670 full time employees. Of these, approximately 1,015 are warehouse employees, drivers, and certain other personnel who are members of various labor unions, principally various locals of the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, under collective bargaining contracts expiring on various dates. During the fiscal year ended August 26, 1995, four contracts covering 465 employees were settled. One contract expired in 1993 which is still being negotiated. During the current fiscal year ending August 31, 1996, two contracts covering approximately 320 employees will expire. The labor relations of the Company are currently considered satisfactory and the Company has experienced no work stoppages since the beginning of last fiscal year.

                Miscellaneous
                _____________

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

                During the fiscal year ended August 26, 1995, the Company did not engage in material research and development activities relating to the development of new products or services or the improvement of existing products or services in connec-tion with its business.

                The Company does not engage in any foreign operations and export sales are not significant.

                Compliance by the Company with Federal, State and local environmental protection laws during the fiscal year ended August 26, 1995, had no material effect upon capital expenditures, earnings or competitive position of the Company.

                During the last fiscal year, the Company prepaid the balance of the 9.65% Senior Notes to Teachers Insurance Annuity Association of America in the original principal amount of $13,000,000. The principal amount of the Notes prepaid was $5,571,428 together with accrued interest and a premium of $119,473 applicable to such prepayment.


ITEM 2.         PROPERTIES.

                The Company's executive offices are located in a 27,800 square foot building located in Miamisburg, Ohio, a southern suburb of Dayton, Ohio, on an 8-acre site owned by the Company.

                The following table lists the locations, approximate size, lease expiration dates and renewal options available with regard to the principal warehouse properties operated by the Company as of August 26, 1995.

                                Approximate
                                   Size          Lease     Renewal
   Location                    (Square Feet)   Expiration  Options

Bellefontaine, Ohio (1)           580,995           -          -
Cincinnati, Ohio (1)              370,732           -          -
Cincinnati, Ohio (1)               42,358           -          -
Bridgeport, Michigan(2)(3)        590,749         2010     4/5 year
Lexington, Kentucky               298,750         1999         -

          (1)  This property is owned in fee by the Company.

          (2) The lease for this property has been capitalized for financial statement purposes.

          (3) A 186,000 square foot dry grocery addition and a 56,000 square foot perishable addition were completed in fiscal 1995.

          The Company also leases 91 retail store locations, the majority of which are subleased to affiliated independent retailers. The leases for these locations expire on various dates, the latest being in 2013. Further information regard-ing lease commitments is contained in Note 8 on pages 20 and 21 of the 1995 Annual Report.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There were no matters submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended August 26, 1995.

          Executive Officers of the Registrant
          ____________________________________

          The following table sets forth certain information concerning the executive officers of the Registrant as of November 20, 1995:

                                                                                 Executive
                                              Present Position                 Officer
             Name                  Age        with the Company                  Since
         Jack Twyman (1)(2)         61     Chairman of the Board and
                                           Chief Executive Officer               1972

         John Demos (2)             64     Vice Chairman of the Board,
                                           Secretary and General Counsel         1969

         Samuel L. Robinson (2)     56     President and Chief Operating
                                           Officer                               1982

         Robert F. Koogler          62     Senior Vice President-Finance,
                                           Treasurer and Assistant
                                           Secretary                             1970

         Stan Lamping               67     Senior Vice President-
                                           Merchandising                         1992

         Richard Metzgar            59     Senior Vice President-Human
                                           Resources                             1986

         John Batista               61     Senior Vice President-
                                           Distribution                          1986

         Robert McCarthy            50     Senior Vice President-
                                           Management Information Systems        1992

         (1) Member of the Executive Committee of the Board of Directors.

         (2)  Director of the Registrant.

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

                                PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON SHARES AND RELATED
         SHAREHOLDER MATTERS.

         The Registrant's Common Shares have been listed on the New York Stock Exchange since December 14, 1989 and trade under the symbol "SFS". Prior to that time, the Company's Common Shares were traded on the American Stock Exchange. On October 26, 1995, there were approximately 1,813 holders of record of the Registrant's Common Shares.

         The information called for by Item 5 as to the Registrant's stock price ranges and quarterly dividends for the last two fiscal years is contained on page 24 of the 1995 Annual
         Report and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

         The information called for by Item 6 is incorporated herein by reference to page 25 of the 1995 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information called for by Item 7 is incorporated herein by reference to pages 6 through 8 of the 1995 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information called for by Item 8 is incorporated herein by reference to pages 9 through 23 of the 1995 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information called for by Item 10 as to the Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to pages 4 through 7 of the Registrant's definitive Proxy Statement dated November 6, 1995 in connection with the Registrant's 1995 Annual Meeting of Shareholders. Certain information regarding executive officers of the Registrant is included in Part 1 above.


ITEM 11. EXECUTIVE COMPENSATION.

         The information called for by Item 11 is incorporated by reference to pages 7 through 9 of the Registrant's definitive Proxy Statement dated November 6, 1995 in connection with the Registrant's 1995 Annual Meeting of Shareholders; provided, however, that the information contained in said Proxy Statement under the headings "Report on Executive Compensation" is not incorporated herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGE-
         MENT.

         The information called for by Item 12 with respect to security ownership of certain beneficial owners and by each director of the Registrant and all executive officers and directors of the Registrant as a group is incorporated by reference to Registrant's definitive Proxy Statement dated November 6, 1995 in connection with Registrant's 1995 Annual Meeting of Shareholders on pages 2 through 4.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for by Item 13 is incorporated by reference to page 6 of Registrant's definitive Proxy
         Statement dated November 6, 1995 in connection with the Registrant's 1995 Annual Meeting of Shareholders.

                                PART IV


ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K.


                                                   1995 Annual
   (a)   1.   Financial Statements                Report Page(s)

              The following are contained in
              the 1995 Annual Report and are
              incorporated herein by reference:

              Consolidated Statements of Income
              for the Fiscal Years Ended
              August 26, 1995, August 27,
              1994 and August 28, 1993                   9

              Consolidated Balance Sheets as
              of August 26, 1995 and August 27,
              1994                                     10-11

              Consolidated Statements of Cash
              Flows for the Fiscal Years Ended
              August 26, 1995, August 27,
              1994 and August 28, 1993                  12

              Consolidated Statements of
              Shareholders' Equity for the
              Fiscal Years Ended August 26,
              1995, August 27, 1994 and
              August 28, 1993                           13

              Notes to Consolidated Financial
              Statements                              14-22

              Report of Independent Public
              Accountants                                23

   (a)   2.   Consolidated Financial Statement
              Schedule                               10-K page

              For Fiscal Years Ended August 26,
              1995, August 27, 1994 and
              August 28, 1993

              Report of Independent Public
              Accountants on Consolidated
              Schedule                                   18

              Schedule II - Valuation and
              Qualifying Accounts                        19

         All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

   (a)   3.   The following exhibits are filed herewith or
         incorporated by reference as indicated. Exhibits are listed by numbers corresponding to Item 601 in Regulation S-K.

                      Exhibit No.                Reference

              3(a)  Restated Certificate of     Filed as Exhibit 4(a)
                    of Incorporation.           to Registration
                                                Statement No. 2-84640

              3(b)  Certificate of Amendment    Incorporated by
                    of Restated Certificate     reference to
                    of Incorporation.           definitive Proxy
                                                Statement dated
                                                November 1, 1983

              3(c)  Certificate of Amendment    Incorporated by
                    of Restated Certificate     reference to
                    of Incorporation.           definitive Proxy
                                                Statement dated
                                                October 31, 1986

              3(d)  By-Laws, as amended.        Filed as Exhibit 1
                                                to Form 10-K for
                                                the year ended
                                                August 30, 1986

              4(a)  $10,000,000 Revolving       Filed as Exhibit 1
                    Credit Loan Agreement       to Form 8-K dated
                    dated as of September 17,   September 17, 1987
                    1987 between Registrant
                    and PNC Bank, Ohio.

              4(b)  Amendment to Loan           Filed as Exhibit 1
                    Agreement dated April 11,   to Form 8-K dated
                    1991 between Registrant     April 9, 1991
                    and PNC Bank, Ohio.

              4(c)  $10,000,000 Revolving       Filed as Exhibit 1
                    Credit Loan Agreement       to Form 8-K dated
                    dated April 9, 1991         April 9, 1991
                    between Registrant and
                    Society Bank, N.A.

              4(d)  $25,000,000 Note            Filed as Exhibit 1
                    Agreement dated as of       to Form 8-K dated
                    November 1, 1989            February 5, 1990
                    between Registrant and
                    Nationwide Life Insurance
                    Company.

              4(e)  $10,000,000 Revolving       Filed as Exhibit 1
                    Credit Agreement dated      to Form 8-K dated
                    as of August 30, 1991       August 30, 1991
                    between Registrant and
                    The First National Bank
                    of Chicago.

              4(f)  Rights Agreement dated      Filed as Exhibit 4(f)
                    as of January 27, 1989      to Form 8-K dated
                    between Registrant and      January 27, 1989 and
                    Chase Manhattan Bank,       as Exhibits 1 and 2
                    N.A. as Rights Agent.       to Form 8-A dated
                                                January 27, 1989

              4(g)  Agreement to furnish        Pursuant to Item
                    copies of long-term         601(b)(4)(iii) of
                    debt instruments.           Regulation S-K,
                                                copies of certain
                                                instruments defining
                                                the rights of holders
                                                of certain long-term
                                                debt of the Registrant
                                                and its subsidaries
                                                are not filed and, in
                                                lieu thereof, the
                                                Registrant agrees to
                                                furnish copies thereof
                                                to the Securities and
                                                Exchange Commission
                                                upon request

              10    Material Contracts

                (a) Employment Agreement        Filed as Exhibit 4 to
                    dated December 8, 1976      Form 10-K for the year
                    between Registrant and      ended August 29, 1981
                    Jack Twyman, as amended
                    March 3, 1981.

                (b) Employment Agreement        Filed as Exhibit 5 to
                    dated March 3, 1981         Form 10-K for the year
                    between Registrant and      ended August 29, 1981
                    John Demos.

                (c) First Amendment to          Filed as Exhibit 10 to
                    Employment Agreement        Form 8-K dated
                    dated October 26, 1995      October 26, 1995
                    between Registrant and
                    John Demos.

                (d) 1986 Stock Option Plan.     Filed as Appendix C
                                                to definitive Proxy
                                                Statement dated
                                                October 31, 1986

                (e) Incentive Compensation      Filed as Exhibit 7 to
                    Plan.                       Form 10-K for the year
                                                ended August 29, 1981

                (f) 1989 Restricted Stock       Filed as Exhibit 4(g)
                    Plan.                       to Form 8-K dated
                                                January 27, 1989

                (g) 401(k) Plan.                Description in
                                                Form 8-K dated
                                                January 27, 1989

                (h) Excess Benefit Plan,        Filed as Exhibit 1 to
                    as amended.                 Form 10-K for the year
                                                ended August 26, 1989

                (i) Supplemental Executive      Filed as Exhibit 1 to
                    Retirement Plan, as         Form 10-K for fiscal
                    amended and restated        year ended August 27,
                    as of May 18, 1994          1994
                    (formerly known as the
                    Excess Benefit Plan).

                (j) Supplemental Executive      Filed as Exhibit 2 to
                    Retirement Trust            Form 10-K for fiscal
                    Agreement between the       year ended August 27,
                    Registrant and Society      1994
                    National Bank.

              11    Statement Re:               Filed as Exhibit 11
                    Computation of Net          herewith
                    Income Per Share.

              13    Annual Report to            Filed as Exhibit 1
                    Shareholders for the        herewith
                    fiscal year ended
                    August 26, 1995. (Only
                    those portions of the
                    Annual Report which are
                    specifically designated in
                    this Form 10-K as being
                    incorporated by reference
                    are being electronically
                    filed pursuant to the
                    Securities Exchange Act
                    of 1934.)

              18(a) Letter dated November 23,   Filed as Exhibit 9 to
                    1981 from Registrant's      Form 10-K for the year
                    independent public          ended August 29, 1981
                    accountants re change in
                    accounting principles.

              18(b) Letter dated November 22,   Filed as Exhibit 2 to
                    1985 from Registrant's      to Form 10-K for the
                    independent public          year ended August 31,
                    accountants re change in    1985
                    accounting principles.

              21    Subsidiaries of the         Filed as Exhibit 2
                    Registrant.                 herewith

              23    Consent of Arthur           Filed as Exhibit 3
                    Andersen LLP.               herewith

              24    Power of Attorney           Filed as Exhibit 4
                    authorizing John Demos,     herewith
                    Vice Chairman, Secretary
                    and General Counsel to
                    sign the Annual Report on
                    Form 10-K on behalf of
                    said Directors.

              27    Financial Data Schedule

   (b)   Reports on Form 8-K:

              The Registrant filed a Form 8-K with the Securities and Exchange Commission dated October 26, 1995 reporting the extension of the term of the Employment Agreement between the Registrant and John Demos to March 2, 1998.

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

                               SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of November, 1995.

                                      SUPER FOOD SERVICES, INC.
                                            (Registrant)


                                      By/s/ Jack Twyman
                                        __________________________________
                                        Jack Twyman
                                        Chairman of the Board and
                                        Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of November, 1995.

/s/ Jack Twyman                      /s/ Robert F. Koogler
_________________________________    _________________________________
Jack Twyman                          Robert F. Koogler
Director and                         Senior Vice President-Finance,
Chairman of the Board                Treasurer and Assistant Secretary
(Principal Executive Officer)        (Principal Accounting and
                                     Financial Officer)


/s/ John Demos                       /s/ Samuel L. Robinson
_________________________________    _________________________________
John Demos                           Samuel L. Robinson
Director and Vice Chairman of the    Director and President and
Board, Secretary and General         Chief Operating Officer
Counsel


*/s/ John W. Berry                   */s/ Dr. Thomas S. Haggai
 ________________________________     ________________________________
 John W. Berry                        Dr. Thomas S. Haggai
 Director                             Director


*/s/ Dr. Edward H. Jennings          */s/ C. E. Shaffer
 ________________________________     ________________________________
 Dr. Edward H. Jennings               C. E. Shaffer
 Director                             Director

* The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the Registrant pursuant to powers of attorney executed on behalf of each such director.


                                   *By/s/ John Demos
                                      _________________________________
                                      John Demos
                                      Attorney-in-Fact
                                      November 22, 1995

                       SUPER FOOD SERVICES, INC.

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

The following items included in the 1995 Annual Report of the Registrant to its shareholders are incorporated herein by reference:

 Consolidated Statements of Income for the Fiscal Years
 Ended August 26, 1995, August 27, 1994 and August 28,
 1993.

 Consolidated Balance Sheets as of August 26, 1995 and
 August 27, 1994.

 Consolidated Statements of Cash Flows for the Fiscal
 Years Ended August 26, 1995, August 27, 1994 and August
 28, 1993.

 Consolidated Statements of Shareholders' Equity for the
 Fiscal Years Ended August 26, 1995, August 27, 1994 and
 August 28, 1993.

 Notes to Consolidated Financial Statements.

 Report of Independent Public Accountants on the
 Consolidated Financial Statements as of August 26, 1995 and August 27, 1994 and for each of the three fiscal years in the period ended August 26, 1995.

With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the 1995 Annual
Report to Shareholders is not to be deemed filed as part of this report.

The following information for the fiscal years 1995, 1994 and 1993 is submitted herewith:

    Consent of Independent Public Accountants.

    Report of Independent Public Accountants on Consolidated
Schedule.

    Consolidated Financial Statement Schedule -

                                                     Schedule

        Valuation and Qualifying Accounts               II

     All schedules except that listed above are omitted as not applicable or not required, or the required information is included in the consoli-dated financial statements or in the notes thereto.

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

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Super Food Services, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Super Food Services, Inc. and subsidiaries Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 19, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Part IV,
Item 14(a)2 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                 Arthur Andersen LLP

Dayton, Ohio,
October 19, 1995

                             SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
                            SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
           FOR THE FISCAL YEARS ENDED AUGUST 26, 1995, AUGUST 27, 1994 AND AUGUST 28, 1993
                                                              Reductions
                                                              Charged to
                                              Additions        Allowance
                               Balance at     Charged to     for Writeoffs      Balance at
                               Beginning      Income and        (Net of           Close
                               of Period       Expense        Recoveries)       of Period

ALLOWANCES DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY:
1995
  Allowance for doubtful
    accounts                   $10,998,602    $ 4,235,000    $(3,136,643)       $12,096,959

1994
  Allowance for doubtful
    accounts                   $ 9,026,920    $ 4,250,000    $(2,278,318)       $10,998,602

1993
  Allowance for doubtful
    accounts                   $ 7,117,330    $ 3,208,000    $(1,298,410)       $ 9,026,920


                                                      Amounts
                                                    Reclassified
                                                      Against
                                       Additions      Various       Payments
                         Balance at   (Reversals)     Balance        Charged     Balance at
                         Beginning    Charged to       Sheet       Against the     Close
                         of Period      Expense       Accounts       Reserve     of Period

ANALYSIS OF BALANCE
  SHEET RESERVE:
1995
  Florida Closing
  Liabilities            $ 3,654,000  $(1,500,000)  $(112,926)     $(1,069,238)  $   971,836

1994
  Florida Closing
    Liabilities          $ 7,424,022  $       -0-   $(847,000)     $(2,923,022)  $ 3,654,000

1993
  Florida Closing
    Liabilities          $17,642,282  $       -0-   $(520,300)     $(9,697,960)  $ 7,424,022