Form 10-Q
period 1995-11-18
SUPER FOOD SERVICES INC
filed 1995-12-27
CIK 95504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.
                            FORM 10-Q



 / X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934






         For the quarterly period ended November 18, 1995

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

At December 15, 1995, there were 10,997,448 Common Shares, $1.00 par value per share, of the issuer's Common Shares outstanding.

            SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

                            FORM 10-Q

                      For the Quarter Ended
                        November 18, 1995

                        Table of Contents


                                                                      Page
PART I.  FINANCIAL INFORMATION:

Item 1.

    Financial Statements:

        Consolidated Summary Balance Sheets   November 18,
          1995, November 19, 1994 and August 26, 1995                  3

        Consolidated Summary Statements of Income   Twelve Weeks
          Ended November 18, 1995 and November 19, 1994                5

        Consolidated Summary Statements of Cash Flows   Twelve
          Weeks Ended November 18, 1995 and November 19. 1994          6

        Notes to Consolidated Financial Statements                     7


Item 2.

    Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               8


Part II.  OTHER INFORMATION

Item 4.

    Submission of Matters to a Vote of Security Holders               10

Item 6.

    Exhibits and Reports on Form 8-K                                  10

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Super Food Services, Inc. and Subsidiaries
Consolidated Summary Balance Sheets
November 18, 1995, November 19, 1994 and August 26, 1995

                                     Nov. 18, 1995   Nov. 19, 1994  Aug. 26, 1995
                                     -------------   -------------  -------------
ASSETS
Current Assets:
  Cash                                $  2,999,304    $  6,009,116   $ 12,423,314
                                      ------------    ------------   ------------
  Receivables:
    Retailer-trade                      78,252,074      73,493,821     59,832,159
            -notes (current portion)     5,510,885       4,543,046      5,510,885
    Suppliers and miscellaneous          9,198,261       9,793,933      8,619,826
                                      ------------     -----------    -----------
                                        92,961,220      87,830,800     73,962,870
    Less-Allowance for doubtful
      accounts                          (9,939,518)     (8,392,508)    (9,293,061)
                                      ------------     -----------    -----------
          Net Receivables               83,021,702      79,438,292     64,669,809
                                      ------------     -----------    -----------
  Merchandise inventory                 89,544,610      82,095,814     67,181,311
                                      ------------     -----------    -----------
  Future tax benefits                    4,568,828       6,767,576      4,568,828
                                      ------------     -----------    -----------
  Prepaid expenses                       8,045,419       7,054,692      8,481,566
                                      ------------     -----------    -----------
          Total Current Assets         188,179,863     181,365,490    157,324,828

Notes Receivable-Retailers (net
  long-term portion)                    17,532,530      16,783,775     17,652,617

Land, Buildings and Equipment, net      61,080,790      62,686,854     60,544,780

Other Assets                            21,254,474      20,140,082     21,376,314
                                      ------------     -----------    -----------
          Total Assets                 288,047,657     280,976,201    256,898,539
                                      ============     ===========    ===========

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.

LIABILITIES AND SHAREHOLDERS' EQUITY
                                     Nov. 18, 1995   Nov. 19, 1994  Aug. 26, 1995
                                     -------------   -------------  -------------
Current Liabilities:
  Accounts payable                   $  45,829,826   $  40,226,672  $  36,650,208
  Notes payable to banks                23,000,000      29,000,000      5,000,000
  Current maturities of long-
    term notes and mortgages
    payable                                800,000       2,657,000        800,000
  Current maturities of obligations
    under capitalized leases               864,173         797,024        864,173
  Current portion of Florida
    closing liabilities                          0       1,176,485              0
  Accrued payroll and vacation           3,138,461       3,014,737      3,142,853
  Taxes other than income                1,359,510       2,201,537      2,252,103
  Other current liabilities             11,895,966      11,475,288      8,919,404
                                     -------------   -------------  -------------
          Total Current Liabilities     86,887,936      90,548,743     57,628,741

Long-term Notes and Mortgages
  Payable                               35,000,000      29,547,720     35,000,000

Obligations Under
  Capitalized Leases                    25,246,362      24,263,733     25,419,906

Long-term Florida Closing
  Liabilities                              971,836       2,301,139        971,836
                                     -------------   -------------  -------------
          Total Liabilities            148,106,134     146,661,335    119,020,483
                                     -------------   -------------  -------------
Shareholders' Equity:
  Common Shares, par value
    $1.00, 35,000,000 shares
    authorized                          10,997,448      10,948,814     10,948,814
  Paid-in capital                       29,827,174      29,407,949     29,407,949
  Retained earnings                     99,116,901      93,958,103     97,521,293
                                     -------------   -------------  -------------
          Total Shareholders' Equity   139,941,523     134,314,866    137,878,056
                                     -------------   -------------  -------------
Total Liabilities and
   Shareholders' Equity               $288,047,657    $280,976,201   $256,898,539
                                     =============   =============  =============

[FN]
The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unauditied.

SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

Consolidated Summary Statements of Income

For the Twelve Weeks Ended November 18, 1995 and November 19, 1994


                                                  1996               1995
                                              ------------       ------------

Sales and Other Income                        $286,826,084       $272,285,550

Cost and Expenses:

  Cost of Sales                                272,821,636        258,887,975

  Selling, General and Administrative Expenses   8,900,743          8,664,234

  Interest expense                               1,594,969          1,650,107

  Interest income                                 (897,179)          (832,795)
                                              ------------       ------------
          Total Costs and Expenses             282,420,169        268,369,521
                                              ------------       ------------
Income Before Income Taxes                       4,405,915          3,916,029

Provision for Income Taxes                       1,710,562          1,534,585
                                              ------------       ------------
Net Income Applicable to Common Shares        $  2,695,353       $  2,381,444
                                              ============       ============


Weighted Average Number of Common
  Shares outstanding                            10,960,973         10,948,814
                                              ============       ============

Earnings Per Common Share                     $       0.25       $       0.22
                                              ============       ============

Dividends Declared Per Common Share           $       0.10       $      0.095
                                              ============       ============


[FN]
The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.

SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
Consolidated Summary Statements of Cash Flows
For the Twelve Weeks Ended November 18, 1995 and November 19, 1994


                                                       1996           1995
                                                 -------------  -------------
CASH PROVIDED BY (USED FOR) OPERATIONS
  Net Income                                     $   2,695,353  $   2,381,444

Items not affecting cash
  Depreciation and amortization                      1,952,011      1,740,247
Current items (excluding cash and notes payable)--
  Receivables                                      (18,351,893)   (13,738,903)
  Merchandise Inventory                            (22,363,299)   (18,752,836)
  Prepaid expenses and other                           436,147      1,780,466
  Accounts payable                                   9,179,618      1,924,727
  Other current liabilities                          2,089,751        841,771
  Florida Closing Liabilities                                0       (176,376)
                                                 -------------  -------------
          NET CASH USED FOR OPERATIONS             (24,362,312)   (23,999,460)
                                                 -------------  -------------
CASH PROVIDED BY (USED FOR) INVESTING:
  Additions of property, equipment and
    direct financing leases                         (2,376,355)    (1,891,518)
  Increase in long-term notes receivable            (1,295,961)    (2,213,973)
  Payments on long-term notes receivable             1,416,048      1,609,347
                                                 -------------  -------------
          NET CASH USED FOR INVESTING               (2,256,268)    (2,496,144)
                                                 -------------  -------------
CASH PROVIDED BY (USED FOR) FINANCING:
  Notes payable to banks (short-term)               18,000,000     20,000,000
  Payments on term debt and capital leases            (173,544)    (2,289,757)
  Proceeds from Stock Purchase Plan/
    Stock Option Plan                                  467,859              0
  Cash dividends                                    (1,099,745)    (1,040,001)
                                                 -------------  -------------
          NET CASH PROVIDED BY FINANCING            17,194,570     16,670,242
                                                 -------------  -------------

INCREASE (DECREASE) IN CASH                         (9,424,010)    (9,825,362)

CASH, BEGINNING OF YEAR                             12,423,314     15,834,478
                                                 -------------  -------------
CASH, END OF PERIOD                              $   2,999,304  $   6,009,116
                                                 =============  =============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (excludes interest capitalized and
      imputed interest on leases)                $   1,149,688  $   1,149,170
                                                 =============  =============

    Income taxes                                 $     150,000  $      75,000
                                                 =============  =============
[FN]
The accompanying Notes are an integral part of these consolidated statements. These interim statements are unaudited.

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

       The information included in this Form 10-Q reflects all adjustments which are of a normal recurring nature and, in the opinion of manage-ment, necessary for a fair statement of the results of operations for the period presented.

3.     Reclassifications -

       Certain reclassifications have been made to prior years' amounts to make them comparable with the classifications of such amounts for fiscal year 1996.

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All dollar information is in thousands, except per share amounts:

First Quarter Comparisons
-------------------------
                                              1996       1995      % Change

 Sales and Other Income                     $286,826   $272,286     5.3%

The increase in sales resulted primarily from increased volume from existing customers; we continue to have competitive pressures in sales.

                                              1996       1995      % Change

 Cost of Sales                              $272,822   $258,888     5.4%

Cost of sales includes cost of the products distributed as well as warehouse, delivery and building expenses. The Company experienced higher warehouse expenses ($196) and higher delivery expenses ($95). Both were caused by higher payroll costs due to increased work force. Building costs increased ($114) primarily because of higher storage costs and repairs. In addition, the Company experienced slightly lower margins as a result of an unfavorable shift in product mix.

                                                  1996      1995      % Change

Selling, general and administrative expenses   $   8,901  $   8,664      2.7%

Expenses increased ($237) due primarily to salaries, wages, and benefits ($45), other administrative expenses ($152), and promotional expenses ($40).

                                                 1996       1995      % Change

 Interest expense                              $     698  $     817    (14.6%)

Interest expense decreased due to lower borrowing levels of short-term debt and a decrease in overall borrowing rates.

                                                 1996       1995

 Effective tax rate                              38.8%      39.2%

The Company's effective tax rate shows a slight decrease because of lower provisions for State income taxes.

                                                 1996       1995

 Net Income                                   $  2,695   $  2,381

 Earnings per common share                  $      .25 $      .22

As reported, the Company's earnings to sales ratio increased to .94% in the first quarter of fiscal 1996 from .87% in the first quarter of fiscal 1995.

                                        As of and for the 12 Weeks
 Liquidity and                              in the period ended           As of
 Capital Resources                     Nov. 18, 1995   Nov. 19, 1994   Aug. 26, 1995
 Cash                                    $   2,999      $   6,009       $ 12,423
 Working Capital                           101,292         90,817         99,696
 Long-term debt                             35,000         29,548         35,000
 Cash provided by (used for) operations    (24,362)       (23,999)
 Cash provided by (used for) investing      (2,256)        (2,496)
 Cash provided by (used for) financing      17,195         16,670


The Company's financial condition remained strong as of November 18, 1995. The current ratio was 2.17 to 1 compared to 2.00 to 1 last year.

Since fiscal year-end 1995, net receivables increased by $18,350 and inventories increased by $22,360 due to the seasonality of the business.
The Company experienced minimal price increases on products distributed during the first quarter of fiscal 1996. To support the higher levels of receivables and inventory, the Company borrowed from its banks an additional $18,000 since year-end. In addition, the Company's accounts payable level increased by $9,180 in conjunction with the additional inventory purchases.

Depreciation and amortization of property, equipment and capital leases amounted to $1,950 in fiscal 1996 compared to $1,740 in fiscal 1995. Increase is due to Bridgeport expansion. Total capital expenditures for the twelve weeks ended November 18, 1995 were $2,380 compared to $1,890 during the first quarter of fiscal 1995.

The dividend on common shares was increased from $.095 to $.10 effective with the dividend paid on December 15, 1995.

                   PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

            At the annual meeting of shareholders of Registrant held on December 12, 1995 election of the following nominees for Class I Directors of Registrant to serve until the election of Directors in 1998 or until their successors are duly elected was submitted to a vote of the shareholders of the Registrant. The number of votes for or withheld as to this matter is shown in the table below:

                                                   For        Withheld

                John Demos                      9,514,450      163,832
                Sam Robinson                    9,514,450      163,832

            Based on these voting results, each of the Directors nominated was elected. The election of a director required a plurality of the votes present and entitled to vote at the meeting. No other matters were submitted to a vote of the shareholders.

            Reference is made to Registrant's Definitive Proxy Statement dated November 6, 1995, for further information regarding the proposal voted upon at the annual meeting of shareholders.


Item 6. Exhibits and reports on Form 8-K.

        (a) Exhibits:

            11   Computation of Net Income Per Share

            27   Financial Data Schedule

        (b) Reports on Form 8-K:

            The Registrant filed a Form 8-K with the Securities and Exchange Commission dated October 26, 1995 reporting the extension of the term of the Employment Agreement between Registrant and John Demos to March 2, 1998.

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Super Food Services, Inc.
                                   (Registrant)


Date:  December 27, 1995         By        /s/ Jack Twyman
                                   ----------------------------------------
                                               Jack Twyman
                                          Chairman of the Board
                                        (Chief Executive Officer)



Date:  December 27, 1995         By        /s/ Robert F. Koogler
                                   ----------------------------------------
                                               Robert F. Koogler
                                        Senior Vice President-Finance,
                                      Treasurer and Assistant Secretary
                                    Chief Financial and Accounting Officer)