Form 10-Q
period 1996-02-10
SUPER FOOD SERVICES INC
filed 1996-03-26
CIK 95504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.
                            FORM 10-Q


/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended February 10, 1996

                                OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________ to ____________


                  COMMISSION FILE NUMBER 1-5171
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

                    Yes   X             No
                         ___                ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At February 10, 1996, there were 10,997,448 Common Shares, $1.00 par value per share, of the issuer's Common Shares outstanding.

            SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
                                 FORM 10-Q
                           For the Quarter Ended
                             February 10, 1996
                             Table of Contents
                                                                 Page
PART I.  FINANCIAL INFORMATION:

Item 1.

     Financial Statements:
          Consolidated Summary Balance Sheets --
            February 10, 1996, February 11,
            1995 and August 26, 1995                               3

          Consolidated Summary Statements of Income --
            Twelve Weeks Ended February 10, 1996 and
            February 11, 1995                                      5

          Consolidated Summary Statements of Income --
            Twenty-Four Weeks Ended February 10, 1996
            and February 11, 1995                                  6

          Consolidated Summary Statements of Cash Flows --
            Twenty-Four Weeks Ended February 10, 1996
            and February 11, 1995                                  7

          Notes to Consolidated Financial Statements               8


Item 2.

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                         9


Part II.  OTHER INFORMATION

Item 6.

     Exhibits and Reports on Form 8-K                             12

                                                                          3
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Super Food Services, Inc. and Subsidiaries
Consolidated Summary Balance Sheets
February 10, 1996, February 11, 1995 and August 26, 1995


                            Feb. 10, 1996    Feb. 11, 1995    Aug. 26, 1995
                            _____________    _____________    _____________
ASSETS
Current Assets:
 Cash                       $  8,702,030     $  7,380,950     $ 12,423,314
                            ____________     ____________     ____________

 Receivables:
  Retailer-trade              71,195,184       67,201,065       59,832,159
          -notes (current
   portion)                    5,510,885        4,543,046        5,510,885
  Suppliers and
   miscellaneous              10,950,477        9,232,111        8,619,826
                            ____________     ____________     ____________
                              87,656,546       80,976,222       73,962,870

  Less-Allowance for
   doubtful accounts         (10,552,120)      (9,091,807)      (9,293,061)
                            ____________     ____________     ____________

    Net Receivables           77,104,426       71,884,415       64,669,809
                            ____________     ____________     ____________

 Merchandise inventory        80,225,109       78,225,159       67,181,311
                            ____________     ____________     ____________

 Future tax benefits           4,568,828        6,767,576        4,568,828
                            ____________     ____________     ____________

 Prepaid Expenses              8,689,898        6,807,614        8,481,566
                            ____________     ____________     ____________
     Total Current Assets    179,290,291      171,065,714      157,324,828

Notes Receivable-
 Retailers (net long-term
 portion)                     17,667,762       17,599,544       17,652,617

Land, Buildings and
 Equipment, net               60,504,954       62,541,509       60,544,780

Other Assets                  21,145,718       20,072,891       21,376,314
                            ____________     ____________     ____________

     Total Assets           $278,608,725     $271,279,658     $256,898,539
                            ____________     ____________     ____________
                            ____________     ____________     ____________

The accompanying Notes are an integral part of these consolidated statements. These interim statements are unaudited.

                                                                          4
LIABILITIES AND SHAREHOLDERS' EQUITY


                            Feb. 10, 1996    Feb. 11, 1995    Aug. 26, 1995
                            _____________    _____________    _____________

Current Liabilities:
 Accounts payable           $ 41,033,875     $ 36,706,194     $ 36,650,208
 Notes payable to banks       17,000,000       19,000,000        5,000,000
 Current maturities of
  long-term notes and
  mortgages payable              400,000        2,657,000          800,000
 Current maturities of
  obligations under
  capitalized leases             864,173          797,024          864,173
 Current portion of Florida
  closing liabilities                  0          918,740                0
  Accrued payroll and
   vacation                    3,304,888        3,168,861        3,142,853
  Taxes other than income      1,620,773        1,765,335        2,252,103
  Other current
   liabilities                12,185,766       10,980,186        8,919,404
                            ____________     ____________     ____________

     Total Current
      Liabilities             76,409,475       75,993,340       57,628,741

Long-term Notes and
 Mortgages Payable            35,000,000       35,405,286       35,000,000

Obligations Under
 Capitalized Leases           25,086,429       22,289,103       25,419,906

Long-term Florida
 Closing Liabilities             971,836        2,259,275          971,836
                            ____________     ____________     ____________

     Total Liabilities       137,467,740      135,947,004      119,020,483
                            ____________     ____________     ____________

Shareholders' Equity:
 Common Shares, par value
  $1.00, 35,000,000 shares
  authorized                  10,997,448       10,948,814       10,948,814
 Paid-in capital              29,827,174       29,407,949       29,407,949
 Retained earnings           100,316,363       94,975,891       97,521,293
                            ____________     ____________     ____________

     Total Shareholders'
       Equity                141,140,985      135,332,654      137,878,056
                            ____________     ____________     ____________

Total Liabilities and
 Shareholders' Equity       $278,608,725     $271,279,658     $256,898,539
                            ____________     ____________     ____________
                            ____________     ____________     ____________


The accompanying Notes are an integral part of these consolidated statements. These interim statements are unauditied.

SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
Consolidated Summary Statements of Income
For the Twelve Weeks Ended February 10, 1996 and February 11, 1995


                                         1996              1995
                                     _____________     _____________

Sales and Other Income               $268,777,909      $258,838,986
                                     ____________      ____________

Cost and Expenses:

  Cost of Sales                       255,150,327       245,517,905

  Selling, General and
    Administrative Expenses             9,192,100         9,069,796

  Interest expense                      1,648,173         1,783,184

  Interest income                        (910,789)         (898,265)
                                     ____________      ____________

          Total Costs and
            Expenses                  265,079,811       255,472,620
                                     ____________      ____________

Income Before Income Taxes              3,698,098         3,366,366

Provision for Income Taxes              1,399,035         1,308,577
                                     ____________      ____________

Net Income                           $  2,299,063      $  2,057,789
                                     ____________      ____________
                                     ____________      ____________

Weighted Average Number of
  Common Shares outstanding            10,997,448        10,948,814
                                     ____________      ____________
                                     ____________      ____________

Earnings Per Common Share            $       0.21      $       0.19
                                     ____________      ____________
                                     ____________      ____________

Dividends Declared Per
  Common Share                       $       0.10      $      0.095
                                     ____________      ____________
                                     ____________      ____________



The accompanying Notes are an integral part of these consolidated statements. These interim statements are unaudited.

SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
Consolidated Summary Statements of Income
For the Twenty-Four Weeks Ended February 10, 1996 and February 11, 1995


                                         1996              1995
                                     _____________     _____________

Sales and Other Income               $555,603,993      $531,124,536
                                     ____________      ____________

Cost and Expenses:

  Cost of Sales                       527,971,963       504,405,880

  Selling, General and
    Administrative Expenses            18,092,843        17,734,030

  Interest expense                      3,243,142         3,433,291

  Interest income                      (1,807,968)       (1,731,060)
                                     ____________      ____________

          Total Costs and
            Expenses                  547,499,980       523,842,141
                                     ____________      ____________

Income Before Income Taxes              8,104,013         7,282,395

Provision for Income Taxes              3,109,597         2,843,162
                                     ____________      ____________

Net Income                           $  4,994,416      $  4,439,233
                                     ____________      ____________
                                     ____________      ____________

Weighted Average Number of
  Common Shares outstanding            10,976,605        10,948,814
                                     ____________      ____________
                                     ____________      ____________

Earnings Per Common Share            $       0.46      $       0.41
                                     ____________      ____________
                                     ____________      ____________

Dividends Declared Per
  Common Share                       $       0.20      $       0.19
                                     ____________      ____________
                                     ____________      ____________


The accompanying Notes are an integral part of these consolidated statements. These interim statements are unaudited.

SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
Consolidated Summary Statements of Cash Flows
For the Twenty-Four Weeks Ended February 10, 1996 and February 11, 1995


                                                 1996             1995
                                             _____________    _____________

CASH PROVIDED BY (USED FOR) OPERATIONS
 Net Income                                  $  4,994,416     $  4,439,233

Items not affecting cash--
 Depreciation and amortization                  3,921,686        3,493,568
Current items (excluding cash
 and notes payable)--
  Receivables                                 (12,434,617)      (6,185,026)
  Merchandise Inventory                       (13,043,798)     (14,882,181)
  Prepaid expenses and other                     (208,332)       2,027,544
  Accounts payable                              4,383,667       (1,595,751)
  Other current liabilities                     2,822,415           79,765
  Florida Closing Liabilities                           0         (475,985)
                                             ____________     ____________

          NET CASH USED FOR OPERATIONS         (9,564,563)     (13,098,833)
                                             ____________     ____________

CASH PROVIDED BY (USED FOR) INVESTING:
 Additions of property, equipment
  and direct financing leases                  (3,676,612)      (3,447,477)
 Increase in long-term notes receivable        (2,866,435)      (4,190,853)
 Payments on long-term notes receivable         2,851,290        2,770,458
                                             ____________     ____________

          NET CASH USED FOR INVESTING          (3,691,757)      (4,867,872)
                                             ____________     ____________

CASH PROVIDED BY (USED FOR) FINANCING:
 Notes payable to banks (short-term)           12,000,000       10,000,000
 Notes payable to bank (long-term)                      0       10,000,000
 Payments on term debt and
  capital leases                                 (733,477)      (8,406,821)
 Proceeds from Stock Purchase Plan/
  Stock Option Plan                               467,859                0
 Cash dividends                                (2,199,346)      (2,080,002)
                                             ____________     ____________

          NET CASH PROVIDED BY FINANCING        9,535,036        9,513,177
                                             ____________     ____________

DECREASE IN CASH                               (3,721,284)      (8,453,528)

CASH, BEGINNING OF YEAR                        12,423,314       15,834,478
                                             ____________     ____________

CASH, END OF PERIOD                          $  8,702,030     $  7,380,950
                                             ____________     ____________
                                             ____________     ____________

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest (excludes interest
   capitalized and imputed
   interest on leases)                       $  2,222,204     $  2,395,612
                                             ____________     ____________
                                             ____________     ____________

  Income taxes                               $  2,075,000     $  2,346,486
                                             ____________     ____________
                                             ____________     ____________

The accompanying Notes are an integral part of these consolidated statements. These interim statements are unaudited.

            Super Food Services, Inc. and Subsidiaries

            Notes to Consolidated Financial Statements


1.     Financial Statements -

       The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the informa-tion presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


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

       The information included in this Form 10-Q reflects all adjust-ments which are of a normal recurring nature and, in the opinion of management, necessary for a fair statement of the results of operations for the period presented.


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

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All dollar information is in thousands, except per share amounts:

Second Quarter Comparisons

                                           1996        1995      % Change
___________________________________________________________________________
 Sales and Other Income                  $268,778    $258,839       3.8%
___________________________________________________________________________

The increase in sales resulted primarily from increased volume from existing customers; we continue to have competitive pressures in sales. Included in sales are fees derived from providing certain services to our customers, which are not significant to total sales.

                                           1996        1995      % Change
___________________________________________________________________________
 Cost of Sales                           $255,150    $245,518       3.9%
___________________________________________________________________________

Cost of sales includes cost of the products distributed as well as warehouse, delivery and building expenses. The Company experienced higher warehouse expenses ($394) and higher delivery expenses ($246). Both were caused by higher payroll costs due to increased work force. Building costs increased ($198) primarily because of higher storage costs, amortization and repairs. In addition, the Company experienced slightly higher margins as a result of a favorable shift in product mix.

                                           1996        1995      % Change
___________________________________________________________________________
 Selling, general and
   administrative expenses               $  9,192    $  9,070       1.3%
___________________________________________________________________________

An increase in provision for doubtful accounts ($270) offset by a decrease in administrative expenses, no one expense item having a significant effect, ($148) resulted in a net increase in selling, general and administrative expenses ($122).

                                           1996        1995      % Change
___________________________________________________________________________
 Interest expense                        $  1,648    $  1,783      (7.6%)
___________________________________________________________________________

Interest expense decreased due to lower borrowing levels of short-term debt and a decrease in overall borrowing rates.

                                           1996        1995
___________________________________________________________________________
 Effective tax rate                        37.8%       38.9%
___________________________________________________________________________

The Company's effective tax rate shows a slight decrease because of lower provisions for State income taxes.
PAGE

                                           1996        1995
___________________________________________________________________________
 Net Income                              $  2,299    $  2,058
 Earnings per common share               $    .21    $    .19
___________________________________________________________________________

As reported, the Company's earnings to sales ratio increased to .86% in the second quarter of fiscal 1996 from .80% in the second quarter of fiscal 1995.


Twenty-Four Weeks

                                           1996        1995      % Change
___________________________________________________________________________
 Sales and Other Income                  $555,604    $531,125       4.6%
___________________________________________________________________________

The increase in sales resulted primarily from increased volume from existing customers; we continue to have competitive pressures in sales. Included in sales are fees derived from providing certain services to our customers, which are not significant to total sales.

                                           1996        1995      % Change
___________________________________________________________________________
 Cost of Sales                           $527,972    $504,406       4.7%
___________________________________________________________________________

The Company experienced higher warehouse expense ($600) caused by increased labor cost ($380), higher expense of depreciation, repairs and supplies. Delivery expense increased ($340) caused by increased labor cost ($135), higher fuel cost, repair and higher depreciation expense. Building cost increased ($300) primarily because of higher storage costs, repairs, and higher amortization expense. In addition, the Company experienced slightly higher margins as a result of a favorable shift in product mix.

                                           1996        1995      % Change
___________________________________________________________________________
 Selling, general and
   administrative expenses               $ 18,093    $ 17,734       2.0%
___________________________________________________________________________

Expenses increased ($359) due primarily to increase in allowance for doubtful accounts ($245) and administrative expenses, no one expense item having a significant effect, ($114).

                                           1996        1995      % Change
___________________________________________________________________________
 Interest expense                        $  3,243    $  3,433      (5.5%)
___________________________________________________________________________

Interest expense decreased due to lower borrowing levels of short-term debt and a decrease in overall borrowing rates.

                                           1996        1995
___________________________________________________________________________
 Effective tax rate                        38.4%       39.0%
___________________________________________________________________________

The Company's effective tax rate shows a slight decrease because of lower provisions for State income taxes.

                                           1996        1995
___________________________________________________________________________
 Net Income                              $  4,994    $  4,439
 Earnings per common share               $    .46    $    .41
___________________________________________________________________________

As reported, the Company's earnings to sales ratio increased to .90% for the twenty-four weeks of fiscal 1996 from .84% for the twenty-four weeks of fiscal 1995.



                               As of and for the 24 Weeks
                                  in the period ended              As of
                             ______________________________    _____________
 Liquidity and
 Capital Resources           Feb. 10, 1996    Feb. 11, 1995    Aug. 26, 1995
___________________________________________________________________________

 Cash                           $  8,702         $  7,381        $ 12,423
___________________________________________________________________________
 Working Capital                 102,881           95,072          99,696
___________________________________________________________________________
 Long-term debt                   35,000           35,405          35,000
___________________________________________________________________________
 Cash provided by (used for)
   operations                     (9,565)         (13,099)
___________________________________________________________
 Cash provided by (used for)
   investing                      (3,692)          (4,868)
___________________________________________________________
 Cash provided by (used for)
   financing                       9,535            9,513
___________________________________________________________

The Company's financial condition remained strong as of February 10, 1996. The current ratio was 2.35 to 1 compared to 2.25 to 1 last year.

Since fiscal year-end 1995, net receivables increased by $12,435 and inventories increased by $13,044 due to seasonality in the Company's business. During certain times of the year, the Company experiences increases in accounts receivable and inventories because of increased holiday sales. The second quarter contains three such holidays that historically have shown a sales increase. In addition, the Company historically builds inventories for expected sales in the third quarter which contains two holidays. To support the higher levels of receivables and inventory, the Company borrowed short-term from its banks an additional $12,000 since year-end. In addition, the Company's accounts payable level increased by $4,384 in conjunction with the additional inventory purchases. The Company experienced minimal price increases on products distributed during the first twenty-four weeks of fiscal 1996.

Depreciation and amortization of property, equipment and capital leases amounted to $3,922 in fiscal 1996 compared to $3,494 in fiscal 1995. Increase is due to Bridgeport expansion. Total capital expenditures for the twenty-four weeks ended February 10, 1996 were $3,677 compared to $3,447 during the first quarter of fiscal 1996.

The cash dividend on common shares was increased from $.095 to $.10 effective with the dividend paid on December 15, 1995.

                        PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K.
             ________________________________

             (a) Exhibits:

                 11  Computation of Net Income Per Share

                 27  Financial Data Schedule


             (b) Reports on Form 8-K:

                     There were no reports on Form 8-K filed for the twelve
                 weeks ended February 10, 1996.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Super Food Services, Inc.
                                            (Registrant)



Date:  March 26, 1996              By         /s/ Jack Twyman
                                      _______________________________________
                                                  Jack Twyman
                                              Chairman of the Board
                                            (Chief Executive Officer)



Date:  March 26, 1996              By         /s/ Robert F. Koogler
                                      _______________________________________
                                          Senior Vice President-Finance,
                                        Treasurer and Assistant Secretary
                                      (Chief Financial and Accounting Officer)