Form 10-Q
period 1996-05-04
SUPER FOOD SERVICES INC
filed 1996-06-18
CIK 95504

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.
                            FORM 10-Q


/ X /    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended May 4, 1996

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

                     Yes /X/          No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At May 4, 1996, there were 10,997,448 Common Shares, $1.00 par value per share, of the issuer's Common Shares outstanding.

            SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
                            FORM 10-Q
                      For the Quarter Ended
                           May 4, 1996
                        Table of Contents

                                                                      Page
                                                            ____
PART I.  FINANCIAL INFORMATION:

Item 1.

    Financial Statements:

        Consolidated Summary Balance Sheets - May 4,
          1996, May 6, 1995 and August 26, 1995. . . . . . . 3

        Consolidated Summary Statements of Income -
          Twelve Weeks Ended May 4, 1996 and
          May 6, 1995. . . . . . . . . . . . . . . . . . . . 5

        Consolidated Summary Statements of Income -
          Thirty-Six Weeks Ended May 4, 1996
          and May 6, 1995. . . . . . . . . . . . . . . . . . 6

        Consolidated Summary Statements of Cash Flows -
          Thirty-Six Weeks Ended May 4, 1996
          and May 6, 1995. . . . . . . . . . . . . . . . . . 7

        Notes to Consolidated Financial Statements . . . . . 8


Item 2.

    Management's Discussion and Analysis of Financial
     Condition and Results of Operations . . . . . . . . . . 9

Part II.  OTHER INFORMATION

Item 6.

    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Super Food Services, Inc. and Subsidiaries
Consolidated Summary Balance Sheets
May 4, 1996, May 6, 1995 and August 26, 1995


                               May 4, 1996     May 6, 1995    Aug. 26, 1995
                              _____________   _____________   _____________
ASSETS
Current Assets:
  Cash                        $  8,106,913    $  3,898,885    $ 12,423,314
                              ____________    ____________    ____________

  Receivables:
    Retailer-trade              70,525,884      71,895,337      59,832,159
            -notes (current
              portion)           5,510,885       4,543,046       5,510,885
    Suppliers and
     miscellaneous              10,418,163       8,616,495       8,619,826
                              ____________    ____________    ____________
                                86,454,932      85,054,878      73,962,870
  Less Allowance for
    doubtful accounts          (11,162,497)     (9,422,380)     (9,293,061)
                              ____________    ____________    ____________

        Net Receivables         75,292,435      75,632,498      64,669,809
                              ____________    ____________    ____________

  Merchandise inventory         77,916,968      81,084,601      67,181,311
                              ____________    ____________    ____________

  Future tax benefits            4,568,828       6,767,576       4,568,828
                              ____________    ____________    ____________

  Prepaid expenses               8,377,104       7,827,347       8,481,566
                              ____________    ____________    ____________

        Total Current
          Assets               174,262,248     175,210,907     157,324,828

Notes Receivable-Retailers
  (net long-term portion)       18,348,803      18,772,412      17,652,617

Land, Buildings and
  Equipment, net                60,810,721      62,321,622      60,544,780

Other Assets                    20,836,745      19,993,297      21,376,314
                              ____________    ____________    ____________

        Total Assets          $274,258,517    $276,298,238    $256,898,539
                              ____________    ____________    ____________
                              ____________    ____________    ____________

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.

LIABILITIES AND SHAREHOLDERS' EQUITY


                              May 4, 1996     May 6, 1995     Aug. 26, 1995
                              ____________    ____________    _____________

Current Liabilities:
  Accounts payable            $ 41,037,260    $ 39,728,351     $ 36,650,208
  Notes payable to banks        14,000,000      21,000,000        5,000,000
  Current maturities of
    long-term notes and
    mortgages payable              400,000       2,657,000          800,000
  Current maturities of
    obligations under
    capitalized leases             864,173         797,024          864,173
  Current portion of
    Florida closing
    liabilities                          0         161,376                0
  Accrued payroll and
    vacation                     3,521,476       3,393,057        3,142,853
  Taxes other than
    income                       1,931,612       1,820,442        2,252,103
  Other current
    liabilities                  9,801,837      11,226,040        8,919,404
                              ____________    ____________     ____________

        Total Current
          Liabilities           71,556,358      80,783,290       57,628,741

Long-term Notes and
  Mortgages Payable             35,000,000      35,405,286       35,000,000

Obligations Under
  Capitalized Leases            24,926,496      22,181,849       25,419,906

Long-term Florida
  Closing Liabilities              882,864       1,904,293          971,836
                              ____________    ____________     ____________

        Total Liabilities      132,365,718     140,274,718      119,020,483
                              ____________    ____________     ____________

Shareholders' Equity:
  Common Shares, par
    value $1.00, 35,000,000
    shares authorized           10,997,448      10,948,814       10,948,814
  Paid-in capital               29,827,174      29,407,949       29,407,949
  Retained earnings            101,068,177      95,666,757       97,521,293
                              ____________    ____________     ____________

        Total Shareholders'
          Equity               141,892,799     136,023,520      137,878,056
                              ____________    ____________     ____________

Total Liabilities and
  Shareholders' Equity        $274,258,517    $276,298,238     $256,898,539
                              ____________    ____________     ____________
                              ____________    ____________     ____________


The accompanying Notes are an integral part of these consolidated statements. These interim statements are unauditied.

SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

Consolidated Summary Statements of Income

For the Twelve Weeks Ended May 4, 1996 and May 6, 1995


                                        1996            1995
                                    _____________   _____________
Sales and Other Income              $259,907,791    $261,314,808

Cost and Expenses:

  Cost of Sales                      247,342,006     249,349,220

  Selling, General and
    Administrative Expenses            9,022,583       8,313,431

  Interest expense                     1,511,444       1,745,378

  Interest income                       (955,276)       (919,992)
                                    ____________    ____________

        Total Costs and Expenses     256,920,757     258,488,037
                                    ____________    ____________

Income Before Income Taxes             2,987,034       2,826,771

Provision for Income Taxes             1,135,619       1,095,904
                                    ____________    ____________

Net Income                          $  1,851,415    $  1,730,867
                                    ____________    ____________
                                    ____________    ____________

Weighted Average Number of
  Common Shares outstanding           10,997,448      10,948,814
                                    ____________    ____________
                                    ____________    ____________

Earnings Per Common Share           $       0.17    $       0.16
                                    ____________    ____________
                                    ____________    ____________

Dividends Declared Per
  Common Share                      $       0.10    $      0.095
                                    ____________    ____________
                                    ____________    ____________

The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.

SUPER FOOD SERVICES, INC. AND SUBSIDIARIES

Consolidated Summary Statements of Income

For the Thirty-Six Weeks Ended May 4, 1996 and May 6, 1995


                                       1996            1995
                                    ____________    ____________

Sales and Other Income              $815,511,784    $792,439,344

Cost and Expenses:

  Cost of Sales                      775,313,969     753,755,100

  Selling, General and
    Administratiave Expenses          27,115,426      26,047,461

  Interest expense                     4,754,586       5,178,669

  Interest income                     (2,763,244)     (2,651,052)
                                    ____________    ____________

        Total Costs and Expenses     804,420,737     782,330,178
                                    ____________    ____________

Income Before Income Taxes            11,091,047      10,109,166

Provision for Income Taxes             4,245,216       3,939,066
                                    ____________    ____________

Net Income                          $  6,845,831    $  6,170,100
                                    ____________    ____________
                                    ____________    ____________

Weighted Average Number of
  Common Shares outstanding           10,982,858      10,948,814
                                    ____________    ____________
                                    ____________    ____________

Earnings Per Common Share           $       0.62    $       0.56
                                    ____________    ____________
                                    ____________    ____________
Dividends Declared Per
  Common Share                      $       0.30    $       .285
                                    ____________    ____________
                                    ____________    ____________


The accompanying Notes are an integral part of these consolidated statements.

These interim statements are unaudited.

SUPER FOOD SERVICES, INC. AND SUBSIDIARIES
Consolidated Summary Statements of Cash Flows
For the Thirty-Six Weeks Ended May 4, 1996 and May 6, 1995

                                            1996            1995
                                         _____________   _____________

CASH PROVIDED BY (USED FOR) OPERATIONS
  Net Income                             $  6,845,831    $  6,170,100

Items not affecting cash
  Depreciation and amortization             5,972,078       5,332,631
Current items (excluding cash
  and notes payable)-
    Receivables                           (10,622,626)     (9,933,109)
    Merchandise Inventory                 (10,735,657)    (17,741,623)
    Prepaid expenses and other                104,462       1,007,811
    Accounts payable                        4,387,052       1,426,406
    Other current liabilities                 981,087         620,096
    Florida Closing Liabilities               (88,972)     (1,588,331)
                                         ____________    ____________

        NET CASH USED FOR OPERATIONS       (3,156,745)    (14,706,019)
                                         ____________    ____________

CASH PROVIDED BY (USED FOR) INVESTING:
  Additions of property, equipment
    and direct financing leases            (5,738,972)     (5,002,233)
  Increase in long-term notes
    receivable                             (5,172,775)     (6,989,393)
  Payments on long-term
    notes receivable                        4,476,589       4,396,130
                                         ____________    ____________

        NET CASH USED FOR INVESTING        (6,435,158)     (7,595,496)
                                         ____________    ____________

CASH PROVIDED BY (USED FOR) FINANCING:
  Notes payable to banks (short-term)       9,000,000      12,000,000
  Notes payable to bank (long-term)                 0      10,000,000
  Payments on term debt
    and capital leases                       (893,410)     (8,514,075)
  Proceeds from Stock Purchase
    Plan/Stock Option Plan                    467,859               0
  Cash dividends                           (3,298,947)     (3,120,003)
                                         ____________    ____________

        NET CASH PROVIDED BY FINANCING      5,275,502      10,365,922

DECREASE IN CASH                           (4,316,401)    (11,935,593)
CASH, BEGINNING OF YEAR                    12,423,314      15,834,478
                                         ____________    ____________
CASH, END OF PERIOD                      $  8,106,913    $  3,898,885
                                         ____________    ____________
                                         ____________    ____________

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (excludes interest
      capitalized and imputed
      interest on leases)                $  3,217,526    $  3,489,984
                                         ____________    ____________
                                         ____________    ____________

    Income taxes                         $  5,758,600    $  2,786,486
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

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All dollar information is in thousands, except per share amounts:

Third Quarter Comparisons

                                 1996         1995      % Change
_________________________________________________________________
 Sales and Other Income        $259,908     $261,315       (.5)%
_________________________________________________________________

The decrease in sales for the quarter resulted primarily from decreased volume from customers caused by competitive pressures and unusual weather conditions. Included in sales are fees derived from providing certain services to our customers, which are not significant to total sales.

                                 1996         1995      % Change
_________________________________________________________________
 Cost of Sales                 $247,342     $249,349       (.8)%
 _________________________________________________________________

Cost of sales includes cost of the products distributed as well as warehouse, delivery and building expenses. The Company experienced lower warehouse expenses ($264) due to continued cost control and increased productivity. Building costs increased ($277) primarily because of higher storage costs, amortization and repairs. In addition, the Company experienced slightly higher margins as a result of a favorable shift in product mix.

                                 1996         1995      % Change
_________________________________________________________________
 Selling, general and
   administrative expenses     $  9,023     $  8,313       8.5%
_________________________________________________________________

An increase in the provision for doubtful accounts ($525) and an increase in other administrative expenses ($185), no one expense item having a significant effect, resulted in a net increase in selling, general and administrative expenses ($710).

                                 1996         1995      % Change
_________________________________________________________________
 Interest expense              $  1,511     $  1,745     (13.4%)
_________________________________________________________________

Interest expense decreased due to lower average borrowing levels of short-term debt and a decrease in overall borrowing rates.

                                 1996         1995
_________________________________________________________________
 Effective tax rate              38.0%        38.8%
_________________________________________________________________

The Company's effective tax rate showed a slight decrease because of lower provisions for State income taxes.

                                 1996         1995
_________________________________________________________________
 Net Income                    $  1,851     $  1,731
_________________________________________________________________
 Earnings per common share     $    .17     $    .16
_________________________________________________________________

As reported, the Company's earnings to sales ratio increased to
 .71% in the third quarter of fiscal 1996 from .66% in the third quarter of fiscal 1995.

Thirty-Six Weeks

                                 1996         1995      % Change
_________________________________________________________________
 Sales and Other Income        $815,512     $792,439       2.9%
_________________________________________________________________

The increase in sales resulted primarily from increased volume from existing customers; we continue to have competitive pressures in sales. Included in sales are fees derived from providing certain services to our customers, which are not significant to total sales.

                                 1996         1995      % Change
_________________________________________________________________
 Cost of Sales                 $775,314     $753,755       2.9%
_________________________________________________________________

The Company experienced higher warehouse expense ($600) caused by increased labor cost ($380), higher depreciation expense, repairs and supplies. Delivery expense increased ($340) caused by increased labor cost ($135), higher fuel cost, repair and higher depreciation expense. Building cost increased ($300) primarily because of higher storage costs, repairs, and higher amortization expense. Slightly offsetting the increased warehouse, delivery and building costs was a favorable shift in product mix.

                                 1996         1995      % Change
_________________________________________________________________
 Selling, general and
   administrative expenses     $ 27,115     $ 26,047       4.1%
_________________________________________________________________

Expenses increased ($1,068) due primarily to increase in allowance for doubtful accounts ($770) and administrative expenses ($298), no one expense item having a significant effect.

                                 1996         1995      % Change
_________________________________________________________________
 Interest expense              $  4,755     $  5,179      (8.2%)
_________________________________________________________________

Interest expense decreased due to lower average borrowing levels of short-term debt and a decrease in overall borrowing rates.

                                 1996         1995
_________________________________________________________________
 Effective tax rate              38.3%        38.9%
_________________________________________________________________

The Company's effective tax rate showed a slight decrease because of lower provisions for State income taxes.

                                 1996         1995
_________________________________________________________________
 Net Income                    $  6,846     $  6,170
 Earnings per common share     $    .62     $    .56
_________________________________________________________________

As reported, the Company's earnings to sales ratio increased to
 .84% for the thirty-six weeks of fiscal 1996 from .78% for the thirty-six weeks of fiscal 1995.

                       As of and for the 36 Weeks
 Liquidity and            in the period ended           As of
                       __________________________   _____________
 Capital Resources     May 4, 1996    May 6, 1995   Aug. 26, 1995
_________________________________________________________________
 Cash                   $  8,107       $  3,899        $ 12,423
_________________________________________________________________
 Working Capital         102,706         94,428          99,696
_________________________________________________________________
 Long-term debt           35,000         35,405          35,000
_________________________________________________________________
 Cash provided by
   (used for)
   operations             (3,157)       (14,706)
_________________________________________________
 Cash provided by
   (used for)
   investing              (6,435)        (7,595)
_________________________________________________
 Cash provided by
  (used for)
  financing                5,276         10,366
_________________________________________________

The Company's financial condition remained strong as of May 4, 1996. The current ratio was 2.44 to 1 compared to 2.17 to 1 last year.

Since fiscal year-end 1995, net receivables increased by $10,623 and inventories increased by $10,736 caused by seasonality in the Company's business. During certain times of the year, the Company experiences increases in accounts receivable and inventories because of increased holiday sales. The Company built inventories for expected sales in the third quarter which contained one holiday. To support the higher levels of receivables and inven-tory, the Company borrowed short-term from its banks an additional $9,000 since year-end. In addition, the Company's accounts payable level increased by $4,387 in conjunction with the additional inventory purchases. However, due to decreased levels of new long-term financing to retailers and increased payments by retailers on existing long-term notes, the Company's average borrowing levels are down compared to fiscal 1995. The Company experienced minimal price increases on products distributed during the first thirty-six weeks of fiscal 1996.

Depreciation and amortization of property, equipment and capital leases amounted to $5,972 in fiscal 1996 compared to $5,333 in fiscal 1995. This increase is due primarily to the Bridgeport expansion. Total capital expenditures for the thirty-six weeks ended May 4, 1996 were $5,739 compared to $5,002 during the second quarter of fiscal 1996.

The cash dividend on common shares was increased from $.095 to $.10 effective with the dividend paid on December 15, 1995.

                   PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        ________________________________

        (a) Exhibits:

            11  Computation of Net Income Per Share

            27  Financial Data Schedule


        (b) Reports on Form 8-K:

                There were no reports on Form 8-K filed for the
            twelve weeks ended May 4, 1996.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Super Food Services, Inc.
                                        (Registrant)


Date:  June 18, 1996             By       /s/ Jack Twyman
                                   ______________________________
                                              Jack Twyman
                                        Chairman of the Board
                                      (Chief Executive Officer)



Date:  June 18, 1996             By    /s/ Robert F. Koogler
                                   ______________________________
                                           Robert F. Koogler
                                   Senior Vice President-Finance,
                                            Treasurer and
                                          Assistant Secretary
                                         (Chief Financial and
                                          Accounting Officer)